Form 10KSB
period 1997-12-31
THRUCOMM INC
filed 1998-04-09
CIK 1038599

Schifino & Fleischer, P.A.
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB
(Mark One)
_X_ Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the fiscal year ended DECEMBER 31, 1997

___ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 333-27161

                                 THRUCOMM, INC.
                 (Name of Small Business Issuer in Its Charter)
        FLORIDA                                        59-3415131
 (State of Incorporation)                     (IRS Employer Identification No.)

  1641 COMMERCE AVENUE NORTH
  ST. PETERSBURG, FLORIDA 33716                   (813) 576-1582
 (Address of Principal Executive               (Issuer's Telephone Number,
  Offices, Zip Code)                            Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

The issuer's revenues for the fiscal year ended December 31, 1997 were $2,917,586.

As of March 31, 1998, there was one (1) outstanding share of the issuer's common stock, no par value per share, (the "Common Shares"). The Common Shares are the only class of voting or non-voting common equity of the issuer, and accordingly, the aggregate market value of such common equity held by non-affiliates is $0.

                       DOCUMENTS INCORPORATED BY REFERENCE
     The Company's Registration Statement on Form S-4, effective September 3, 1997, is incorporated by reference in answer to Part I, Items 1 and 4 of this report.

Transitional Small Business Disclosure Format (check one): Yes ___ No __X__

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     The discussion contained in this annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for the issuer's fiscal year ended December 31, 1997 (this "Report"), contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Description of Business" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Report. Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the issuer's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the issuer.

                                  RISK FACTORS

AVAILABILITY AND REGULATION OF RADIO SPECTRUM

     The Company's products use radio spectrum and in the United States are subject to regulation by the U.S. Federal Communications Commission (the "FCC"). In the past, the FCC has adopted changes to the requirements for equipment using radio spectrum, and there can be no assurance that the FCC or the U.S. Congress will not adopt additional changes in the future.

     The Company's wireless products also employ unlicensed radio frequencies. The unlicensed frequencies are available for a wide variety of uses and are not entitled to protection from interference by other users. In the event that the unlicensed frequencies become unacceptably crowded or restrictive, and no additional frequencies are allocated, the Company's business will be materially and adversely affected. See, "Item 1. Description of Business, Government Regulation."

FCC REGULATION

     The Company's products, both wireless and VSAT, use radio frequencies, the access to and use of which are regulated by the FCC pursuant to the Communications Act of 1934, as amended. In general, one must have a radio license issued by the FCC to operate a radio transmitter. For satellite earth stations, such as the Company uses in its VSAT network, the licenses are issued by the FCC for a fixed term, and the licenses must be periodically renewed.

     Although radio licenses are generally required for radio stations, Part 15 of the FCC's rules permits certain low-power radio devices ("Part 15 devices") to operate on an unlicensed basis. Part 15 devices are designed to be used in frequency bands licensed to and used by others. Part 15 devices are not permitted to cause harmful interference to the licensed uses and must be designed to accept interference from licensed radio devices and from other Part 15 devices. The Company's wireless products are designed to transmit in the 902-928 MHZ band, pursuant to these rules.

     The Company's wireless products are designed to eliminate, to a very high degree, the likelihood of interference with other frequency uses, while still enabling a complete and accurate transmission of data. However, if the Company were unable to eliminate harmful interference caused by its Part 15 devices through technical or other means, the Company could be required to cease operations in the band in the locations affected by the harmful interference. Further, in the event that the unlicensed frequencies used by the Company and its customers becomes unacceptably crowded or restrictive, and no additional frequencies are allocated, the Company's business could be materially and adversely affected. See, "Item 1. Description of Business, Government Regulation."

     In addition to requiring radio licenses for operation radio stations, the FCC requires that equipment authorizations be obtained to manufacture and market radio transmitters and receivers. Applicants for equipment authorizations must demonstrate that their equipment satisfies the FCC's technical requirements. Although the Company has succeeded in securing equipment authorizations for its existing products, there can be no assurance against present or future FCC equipment regulations materially limiting the Company's ability to manufacture devices that meet the customers' requirements.

TECHNOLOGICAL OBSOLESCENCE

     The communications industry has recently experienced significant changes and technological developments. Such technological progress may result in the development of newer or more advanced techniques and equipment than that used by the Company and could have a negative impact on the Company's business.

COMPETITION

     THRUCOMM competes with many providers of data communication services, most of which are larger and more established, experienced and better financed than the Company. Those firms may be able to develop newer products or communications systems which are superior to those of the Company, and could place the Company at a significant competitive disadvantage.

UNCERTAINTY OF MARKET ACCEPTANCE

     To date, the Company has successfully signed two (2) anchor customers, and it is conducting pilot programs with two (2) additional potential anchor customers. There can be no assurances, however, that the Company's current customers or its future customers will commit a sufficient number of their automated teller machine locations or their point-of-sale locations to the Company's Network, to enable THRUCOMM to achieve profitability.

POTENTIAL CHANGE OF CONTROL

     On January 26, 1998 (the "Closing"), the Company entered into a stock purchase agreement with four institutional investors represented by their Investment Advisor, Pecks Management Partners Ltd. (the "Stock Purchase Agreement"), pursuant to which the Company obtained $10,000,000 in debt proceeds in exchange for Notes and 1,600,000 Senior B Preferred Shares, which shares are convertible into 1,600,000, or sixteen percent (16%) of the Common Shares of the Company. If on the third anniversary of the Closing the Notes have not been paid, the Note holders shall be entitled to a Note Put Right (as defined in the

Agreement), which would require the Company to purchase all or any part of the holders' Notes, in an amount equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest thereon. If the Company is unable to service the Note Put Right, or the Public Offering Right of the Senior B Preferred Shares, upon the exercise thereof, the outstanding Senior B Preferred Shares shall be canceled and new Senior B Preferred Shares shall be issued in an amount equal to sixty percent (60%) of the Common Shares outstanding at the time of such issuance. Accordingly, in the event the Company has not had a Qualifying Public Offering or otherwise paid the Notes in full, a change in control of the Company could occur as of the third anniversary of the Closing, or January 26, 2001.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND OF THE COMPANY

     Thrucomm, Inc. ("THRUCOMM" or the "Company") was incorporated in Florida in December of 1996. The Company's executive offices are located at 1641 Commerce Avenue North, St. Petersburg, Florida 33716, and its telephone number is (813) 576-1582. THRUCOMM is an integrator of data communication systems, specializing in the provision of on-line data communication solutions for the electronic funds transfer ("EFT") industry. THRUCOMM is the successor in interest of two Florida limited partnerships, Datalinc, Ltd. ("Datalinc") and Fastcom, Ltd. ("Fastcom"). Effective November 1, 1997, all of the assets and liabilities of Datalinc and Fastcom were transferred to THRUCOMM in exchange for the Company's Mandatory Convertible Preferred Stock, Series A-P, par value $.001 per share (the "Mandatory Convertible Preferred Shares"), which shares are convertible, upon certain triggering events, into an aggregate 67.33% of the common equity of the Company (said exchange hereinafter referred to as, the "Reorganization"). Information regarding the Reorganization is contained in the Company's
Registration Statement on Form S-4, effective September 3, 1997, and is incorporated by reference in this Item 1. Certain information provided in this Report pre-dates the Reorganization and/or the incorporation of the Company and reflects the operations and management of the Company's predecessors.

     Beginning operations in 1990, THRUCOMM executed a value-added reseller agreement with Hughes Network Systems, and built a satellite hub (the "Hub") and a network control center in Cincinnati, Ohio. Today, the Hub supports over 1,000 remote VSAT (very small aperture terminal) earth stations located throughout the continental United States and Canada. The management of the Company ("Management") believes that, at the present time, THRUCOMM is one of the only two successful, independently-owned, shared hubs in the United States, and the Company counts Ashland Oil, Providian Agency Group, Champion International, Standard Register, and Mercantile Stores Co., Inc. among its customers.

     In 1994, THRUCOMM developed a remote transceiver, or radio (the "DP1000"), which drives the Company's proprietary data communications technology. The DP1000 transceiver is optimized to support the data communications required for automated teller machines ("ATM") and point of sale ("POS") transactions. THRUCOMM completed testing of the DP1000 in the first quarter of 1996 and signed its first customer, Star Bank, in the second quarter of that year. THRUCOMM has installed its DP1000 transceivers in major metropolitan areas throughout the state of Ohio, and it presently supports approximately 300 ATMs for Star Bank.

Additionally, at the end of the last completed fiscal year, THRUCOMM was conducting pilot programs using DP1000 transceivers, with three of the top ten EFT processors in the United States. One of the three processors, recently signed a contract for THRUCOMM's on-line solutions in the first quarter of 1998.

GROWTH STRATEGY AND ADDITIONAL FINANCING

     THRUCOMM's strategic long-term goal is to install a data communications network using its DP1000 transceivers and other proprietary technology (the "Network"), to provide on-line solutions for the EFT industry. The Company is targeting the top 100 standard metropolitan statistical areas throughout the United States for the installation of the Network.

     Management believes a prudent first step toward a national deployment of the Network is a regional deployment of the Network. The Company believes a regional deployment of the Network would be highly desirable for a number of reasons. In a regional approach to the formation of the Network, the placement of the Network's component equipment need not be determined with respect to any particular customer's location, rather, equipment can be installed at various locations throughout a region, so as to provide the greatest area of coverage for the least number of components and cost. A regional approach would provide the Company an opportunity to take advantage of the efficiencies of placing multiple customers on the same network infrastructure, and the Company could focus its sales efforts on the ATM and POS opportunities within a particular region. A regional build-out would enable the Company to forecast its equipment requirements, and place larger orders with vendors, resulting in lower equipment costs.

     For any given region, THRUCOMM will seek to contract with an "anchor customer" prior to installing the Network's infrastructure in that region. THRUCOMM defines an anchor customer as a business which enjoys a reputation as an industry leader, and has the potential to deliver a minimum mix of 1,000 ATM and POS sites within that region. Anchor customers provide an immediate source of revenue for the Company and testimonials from anchor customers tend to significantly reduce the lead times associated with the signing of follow-on businesses in the anchor customer's region.

     THRUCOMM  has  targeted  certain   metropolitan  areas  in  the  Northeast,
Mid-Atlantic, and Mid-Western states, which it refers to as "Region 1," and in which it plans to launch the installation of the Network. Management believes that Region 1 presents the Company with the best opportunity for a successful initial deployment, because Region 1 contains densely-populated metropolitan areas with large concentrations of ATM and POS sites, and there are numerous existing communication towers and rooftops on which to locate the Network's equipment. In addition, the Company believes its current sales efforts in Region 1 have the potential to result in contracts with anchor customers.

     The Company recently secured financing for the installation of the Network in Region 1. On January 26, 1998, the Company privately placed, with a small group of accredited investors, $10 million in subordinated debt and preferred securities, which preferred shares are convertible into an aggregate sixteen percent (16%) of the common equity of the Company. Concurrently therewith, the Company privately placed $5.5 million of its preferred securities with a small number of accredited investors, which preferred shares are convertible, in the aggregate, into a 16.67% common equity interest in THRUCOMM. The Company received approximately $1.7 million of the offering proceeds in cash and entered into a subscription agreement for the remaining $3.8 million, which is to be funded by June 1998. The subscription agreement is collateralized with the stock of a public company, which shares are held in escrow and are of a value in excess of the monies owed under the subscription agreement.

     Management anticipates that the deployment of the Network in Region 1 will take approximately eighteen (18) months to complete. The installation of the Network in other regions of the country will require additional financing which the Company anticipates obtaining by the scheduled completion of the build-out in Region 1. There can be no assurances, however, that the Company will obtain the necessary funds for such further installations, nor any assurances as to the source of such additional financing.

THE ELECTRONIC FUNDS TRANSFER INDUSTRY

THE COMPANY'S FOCUS ON THE EFT INDUSTRY

     The EFT industry consists primarily of independent, third party processors and large banks which function as clearing houses for ATM, credit card, debit card and check authorization requests. Typically, the authorization process is initiated either by an ATM, or a merchant transmits an authorization request to the processor who, in real time, accesses the pertinent data bases and transmits a response back to the ATM or merchant.

     THRUCOMM chose to focus on the EFT industry due to the industry's current size, and the projected growth of the industry. Based upon reports contained in industry reference materials and trade publications, Management believes that the EFT industry currently serves approximately 3.0 million locations in the United States and spends over $3 billion per year on data communications solutions. Double digit growth is projected for both the number of sites and the number of EFT transactions. Moreover, the EFT industry is currently under-served by traditional land line carriers, and the Company believes that its proprietary, on-line data communications technologies are compatible with and optimized for the EFT industry.

     Management  projects  that it can capture a minimum of 10% of the  existing
3.0 million ATM and POS sites by combining an array of its digital technologies (including, point-to-multi-point radio links, frame relay circuits, and VSATs) into one, seamless, single-vendor solution. Management also believes, that as a result of projected double digit growth, merger and acquisition activity, and the rapid increase in new technologies, the EFT industry has excellent potential for the entry of a multi-platform service provider and systems integrator like THRUCOMM.

SCOPE OF THE ATM MARKET

     There are two categories of ATMs, those with "synchronous," or high transaction volume, and those with "asynchronous," or low data transmission traffic. Synchronous ATMs can be defined as ATMs with 1,000 or more authorization requests or other data transmissions per month, and asynchronous transaction volume can be defined as less than 1,000 transmissions per month. Asynchronous ATMs are also known as "cash dispensers." These low volume ATMs offer none of the features associated with "full service" ATMs, such as deposits, statement drops and dispensing postage and other services. Typically, they are installed in convenience stores and other retail areas where their primary function is cash withdrawal. Historically, data transmission on synchronous ATMs occurs primarily via terrestrial (land lines), on-line (as opposed to dial-up) multi-drop networks. Cash dispensers, as a result of their relatively low data traffic, can not justify the cost of on-line services, and data transmissions on such asynchronous ATMs are processed primarily via terrestrial, dial-up (telephone) networks.

     According to the 1997 edition of the EFT NETWORK DATA BOOK there were 165,000 synchronous ATM sites as of the end of 1996, and this number of sites was projected to grow at an annual rate of 20% to 25% over the next five years. The BANK SYSTEMS AND TECHNOLOGY report, published in the first quarter of 1997 by Faulkner & Gray, placed the number of asynchronous ATM sites at 25,000, and projected an annual 40% to 50% growth rate over the next five years. The vast majority of the growth in ATM installations is in "off-premise" sites, which are locations that are away from bank branch offices. The torrid growth rate over the next five years of both synchronous and asynchronous, off-premise ATMs is expected due to the efforts of the banking industry to trim operating costs by reducing the number of branches and replacing them with ATMs and mini-branches, which are installed in existing retail locations. An additional factor in the growth of off-premise ATMs is surcharging. Surcharging adds a profit center dynamic to ATM transactions which were primarily viewed in the past by the banking industry as an extension of its customer services.

SCOPE OF THE POS MARKET

     POS transactions typically involved the transmission of an authorization request, for a check, credit card or debit card, from a merchant to a processor, who then accesses the pertinent data bases and transmits a response back to the merchant in real time. The data transmission volume for POS transactions falls into the same synchronous/asynchronous categories as with ATMs. However, unlike ATMs, POS transactions have a higher sensitivity to response time, that is, the speed of the authorization process is important in the POS/merchant market.

     EFT industry reference materials and industry trade publications approximate that only 10% of the POS market, or approximately 300,000 locations, currently use on-line services. The balance of the 2.7 million POS sites use some version of dial-up communication services.

APPLICATION OF THE COMPANY'S ON-LINE SOLUTIONS IN THE ATM AND POS MARKETS

     THE DP1000 AND THE SYNCHRONOUS SEGMENT OF THE ATM AND POS MARKETS

     Almost without exception, the EFT industry uses on-line, multi-drop networks to establish connections between processors and merchants or ATMs in the synchronous segments of the markets. "Multi-drop" networks are a form of on-line service whose infrastructure is comprised of special, leased circuits from an interexchange carrier (each, an "IXC", such as AT&T) which, in combination with multiple, local exchange carriers (each, an "LEC", such as Bell Atlantic), provide data communication services between an ATM or POS and an authorization processor. Multiple LECs are needed for a multi-drop circuit as it routes through multiple LEC service areas in a regional or national network. Multi-drop networks require modems, which typically are not provided by either the IXC or LEC and, therefore, require a modem vendor. The total IXC and LEC dial-up charges combined with the amortized cost of the modems bring the cost of a multi-drop network to between $150 and $225 per month, per site. Charges vary among LECs, which accounts for the range in cost from site to site. Additional significant draw backs to multi-drop networks include the potential for increased down-time, theft, and vandalism, as a result of the absence of the monitoring that is available with the Company's on-line services.

     THRUCOMM's on-line Network does not use multi-drop circuit technology. The Company's Network is comprised of remote transceivers, cells, VSAT earth stations, a satellite, a hub and a network control center, all of which are owned and/or operated by THRUCOMM. The defining characteristic of THRUCOMM's on-line network is that the authorization machine located at a merchant's site, or at the ATM site, is connected, seven (7) days per week, twenty-four (24) hours per day, to the processor's host computer and to THRUCOMM's control center. This is known as a "session." The advantages of a session are the quick response times (under 5 seconds) and network-management, which in the event of an interruption in a session, for example, reports the interruption to the processor's host computer, as an alarm. The Company's on-line Network has significant advantages over conventional, multi-drop networks, including: (i) lower monthly costs per site; (ii) a single vendor (THRUCOMM), as opposed to multiple LECs, IXCs and modem vendors; (iii) guaranteed end-to-end availability and management of the Network, seven (7) days per week, twenty-four (24) hours per day; (iv) guaranteed restoration of service within four (4) hours, as opposed to the next-day guarantee of multi-drop networks; (v) shorter installation time, two (2) weeks, as opposed to thirty (30) to ninety (90) days for multi-drop networks; and (vi) access to the Network does not require a modem.

     THE DP100 AND THE ASYNCHRONOUS SEGMENT OF THE ATM AND POS MARKETS

     In addition to the DP1000, THRUCOMM'S proprietary data communications technology also features the DP100 remote transceiver (the "DP100"). THRUCOMM has developed and optimized the DP100 to provide an affordable on-line solution for the asynchronous segment of the ATM and POS markets. Whereas the DP1000 is optimized to support synchronous data traffic, using a less expensive and more reliable on-line network than the multi-drop network, the DP100 is optimized to support asynchronous traffic with an on-line network, which does not necessarily reduce a customer's existing costs, but delivers a magnitude increase in performance and features for approximately the same cost as the dial-up networks.

     Generally, merchants at asynchronous sites install and pay for a business line from the local LEC, and contract for access to an "800" service, typically offered by the company processing the merchant's credit and debit transactions. A modem (internal to the authorization machine at the merchant's site) enables a merchant to dial into the "800" service to process a credit or debit card transaction. When the authorization request has been completed, the call is terminated. The combination of the costs of the LEC business line (about $35 per month) and per minute charges for the "800" service adds up to $60 and $80 per month, per site.

     Management anticipates that the new asynchronous cash-dispenser ATM is an important market for DP100. Because security monitoring requires that the data processor's host computer receive a message from the ATM every six minutes, in a dial-up solution, the ATM would need to dial the data processing center every six minutes, 24 hours a day. Thus, monitoring would spike dial-up costs higher than on-line costs. The DP100, however can closely approximate dial-up costs, and at the same time provide ATM operators with the security and management capabilities of its on-line technology. ATM operators will be able to install the same level of security alarm monitoring at their cash dispensers that is available at full service synchronous ATMs. The advantages over dial-up networks that the DP100 extends to cash dispenser operators are similar to the advantages of the DP1000 and they include: (i) a single vendor (THRUCOMM), as opposed to multiple LEC's, IXCs, and modem vendors; (ii) quick response times of under five
(5) seconds, as opposed to fifteen (15) or more seconds; (iii) guaranteed end-to-end network availability and management, seven (7) days per week, twenty-four (24) hours per day; (iv) guaranteed restoration of interrupted service within four (4) hours; (v) two (2) week installation time; and (vi) a modem is not required. Designed to support lighter duty, the DP100 costs less to build and install than the DP1000, and the Company's savings are then passed on to its customers.

ANTICIPATED  CONVERSION FROM DIAL-UP TO ON-LINE SERVICES IN THE ATM AND POS
MARKETS

     The DP1000 has significant advantages over multi-drop solutions, including lower costs for the synchronous segment of the EFT industry. As a result, Management anticipates that the synchronous segment of the EFT industry may migrate to the Company's Network solutions, to take advantage of its lower cost, superior features and performance reliability. The Company also believes that its DP100 transceiver will open up the asynchronous segment of the EFT industry to the Company, and it will serve to accelerate the conversion of dial-up users to on-line services, for its superior features and performance.

     A number of issues typically drive a customer's decision to upgrade from a dial-up to an on-line network, principal among them is the higher dial-up costs which result from increased authorization traffic, and the generation of POS reports. As the number of authorizations or other transactions increase, the per transaction and per minute fees associated with dial-up services increase, and at approximately 1,000 authorizations per month, the fees for dial-up services intersect with the lower-end fees for on-line networks. In addition, as the number of transactions increases, the elapsed time for processing authorization requests (response time) becomes critical. Slower dial-up response times at high-traffic sites can cause queuing delays, and lead to higher labor costs, lost sales, and customer dissatisfaction. Sales figures, inventory control, and price changes are examples of POS reports implemented by merchants. POS reports significantly increase data traffic as merchants transmit reports between remote sites and the data center, contributing to higher dial-up costs. Because the DP100 can be upgraded to the DP1000 with relative ease, in the field, the DP100 provides a natural migratory path to the DP1000 as a merchant's or ATM operator's traffic requirements grow.

     The Company anticipates no significant obstacles from businesses converting from dial-up networks to its on-line Network. In a study published in 1995 by Probe Research, Inc., circuit speeds for ATMs and POS transmissions are projected to increase from 9.6Kbps to 38.4Kbps by 1999. Additionally, Management believes that the doubling of data traffic on the Network would result in only a ten percent (10%) increase in overall costs to a majority of its customers.

FCC REGULATION - UTILIZATION OF LICENSE-FREE DEVICES

     The architecture of the Network is a seamless integration of the Company's DP1000 transceiver, and high speed, land-line, frame relay circuits. The DP1000 wireless transceiver operates under FCC regulations (Part 15, 47 CFR) which permit license-free, spread-spectrum operation of radio frequency transceivers in the 902 MHZ - 928 MHZ band, among others. To use this spectrum license-free, transceivers must meet certain specifications, including: (i) a maximum of one
(1) watt of power is used to transmit a signal; (ii) that the transceiver employs spread spectrum, a sophisticated modulation technique; and (iii) that the transceiver will not cause harmful interference to licensed users in the band. Upon completion of successful compliance testing, the transceiver design is issued an authorization certificate by the FCC. An authorization certificate was issued for the DP1000 in May 1996. Compliance testing on a newer version of the DP100 is scheduled to begin in May 1998.

     License-free operators are required by the FCC to "accept" interference from all other license-free operators in the band, and license-free operators have no recourse to the FCC. The DP1000 transceiver ASSUMES THE EXISTENCE OF HARMFUL INTERFERENCE and relies upon the combination of (i) a sophisticated spread spectrum modulation technique, a proprietary, inboard filtering design, and (ii) an advanced Forward Error Correction algorithm, to reject any harmful interference.

PROPRIETARY TECHNOLOGY

     THE DP1000 TRANSCEIVER

     The DP1000 transceiver is a digital, wireless, spread spectrum platform that was designed by THRUCOMM specifically for outdoor utilization. Through a combination of proprietary software and sophisticated filtering designs, the DP1000 transceiver is capable of high speed, error-free data transmission in a point-to-multi-point configuration at distances of up to five (5) miles. Transmissions in this range produce a relatively low ratio of cells to transceivers, thereby creating healthy operating margins.

     Spread spectrum modulation techniques were first developed by the military as a method of transmitting and receiving secure radio signals immune to jamming and intercept efforts. The DP1000's sophisticated spread-spectrum modulation technology, and its advanced Forward Error Correction algorithm capabilities, function in combination so as to reject the harmful interferences the transceiver faces as a license-free device, and to permit the operation of the transceiver for a fraction of the cost of comparable licensed networks. Additionally, an array of hierarchial command and control features, imbedded at various platform levels, provides for central management of the Network on a regional or national basis, and guarantees a minimum 99.8% availability.

     RESEARCH AND DEVELOPMENT

     The Company believes it has established a significant lead in the development of outdoor spread-spectrum technology for EFT-type applications, and it has every intention of maintaining that lead. The Company will continue to improve the cost/performance ratio of the DP1000 through prudent investments in the on-going development of the DP1000 transceiver and VSAT service offering. Research and development expense was approximately $365,000 and $275,000 in 1996 and 1997, respectively, and were not borne by the Company's customers.

     The Company has built a core group of system and software engineers which comprise its development team. The development team's mission statement is to simultaneously improve the overall performance, and decrease the operating costs of the Network, through innovation and technology. In an effort to enhance the effectiveness of THRUCOMM's development team, the Company has developed a collaborative relationship with an engineering firm, which enjoys a reputation for engineering excellence in the field of spread-spectrum modulation. The three-year agreement with the engineering firm provides THRUCOMM with exclusive proprietary rights to all designs and algorithms that result from the collaborative effort, pays the engineering firm a royalty fee for each transceiver placed in service.

     Below is a summary of the Company's current development projects, which Management believes will dramatically expand THRUCOMM's addressable market.

     THE DP100 TRANSCEIVER - The DP100 is a less costly version of the DP1000 and it is targeted at the large segment of the asynchronous POS market which is comprised primarily of independent retailers, restaurants and convenience stores. This market segment accounts for approximately 90% of the existing POS sites, generate less than 1,000 transactions per month, per site, and currently uses low-cost, dial-up circuits. The Company believes users of dial-up circuits will adopt THRUCOMM's superior on-line service at a comparable price to its current dial-up costs. The Company has completed much of the development work on the DP100 and expects to deploy the DP100 in the third quarter of 1998.

     THE DPX CELL - The DPX development effort will provide a magnitude increase in the current throughput of the Company's cells, and will enable the Company to address higher bandwidth applications currently running on terrestrial, frame relay and switched packet networks. The DPX development involves an upgrade to a cell's switching capability, and the implementation of data compression. DPX development time is projected to be completed in 1999.

OVERVIEW OF THE NETWORK

     The Network provides its customers with end-to-end connectivity between their host computer and remote ATM and POS sites. The Network uses its digital, wireless technology, in and around metropolitan areas, to by-pass the local exchange carriers. It uses its digital, terrestrial, frame relay circuits to transmit customers' data traffic from the metropolitan areas to the Network's
Control Center. The Network also maintains an alternate, wireless, satellite-based platform to "shadow" the terrestrial frame relay circuits, in the event of cable cuts or other service interruptions beyond the control of the Company. To the best of their knowledge, Management believes the Company is the only vendor in operation that maintains two totally independent, wide-area network paths (its terrestrial frame relay circuits and its satellite platform).

     THE NETWORK CONTROL CENTER

     The Network Control Center (the "NCC," also referred to as the "Hub") is a fully redundant, digital, switching center. The NCC is equipped to control and monitor the Network at all levels. From the NCC, system operators isolate problems, dispatch technicians to cell or transceiver sites on a nationwide basis, and act as a single point of contact for all of its customers' technical queries. The NCC has been fully operational since November 1991, and has served as the master earth station for the Company's VSAT data communication services, whose satellite uplink commissioned on Galaxy 7 (G7) is in geo-synchronous orbit at 91 degrees west longitude. Over the past two years, the Company has expanded the NCC to manage the DP1000 and frame relay circuits.

     CELLS

     THRUCOMM installs its cells on existing towers and roof tops. A "cell" is the equipment that routes data traffic to and from the NCC. Each cell averages a transmission area of 78.4 square miles, or a five mile radius. Multiple cells are installed in a metropolitan area to provide complete coverage. Being license-free, the Network has no limitations placed on it with respect to the number or the location of its cells. Limitations on the number and location of cells is one of the fundamental flaws of previous, fixed, wireless solutions when attempted with licensed networks. Limitations on number and location of cells results in coverage "holes."

     TRANSCEIVERS

     A transceiver is the radio equipment installed at an ATM or POS site which is used to transmit and receive transactional data to and from the site and its assigned cell. Both the DP1000 and DP100 operate in the 902 MHZ - 928 MHZ band. A field replaceable component, now under development by THRUCOMM, will enable either transceivers to operate in either the 902 MHZ - 928 MHZ or the 2400 MHZ - 2483.5MHz bands. Additional features of the transceivers include 100% forward error correction algorithm capabilities, software download capability, public key encryption and received signal strength indicator (RSSI). RSSI gives THRUCOMM system operators the ability to measure the integrity of a signal between a remote transceiver and a cell from the NCC in real time.

THRUCOMM'S OPERATIONS

     CUSTOMER EQUIPMENT FINANCING

     Installation of the Company's VSAT services equipment can result in large capital outlays on the part of the customer. Experience demonstrates that large capital outlays are viewed by customers as strategic investments and, as a consequence, are subjected to both internal rate of return analysis, and approval from a customer's management, which analysis and approval process lengthen the THRUCOMM's sales cycle and, in turn, drives up THRUCOMM's cost of sales. In an effort to shorten sales cycles, the Company has entered into an innovative equipment financing agreement with Information Leasing Corporation, a Cincinnati-based leasing company specializing in hi-tech and telecommunications equipment ("ILC"). Under the agreement with ILC, customers sign a services contract called an Integrated Services Agreement ("ISA"). The ISA eliminates large capital outlays from the customer's decision matrix and transforms the process into one of executing a services agreement. ILC owns the equipment for the term of the agreement, and the Company has the option to purchase or refinance the equipment at the end of the initial term.

     REVENUE SOURCES

     The Company's business has two distinct revenue streams, non-recurring and recurring. Non-recurring revenue is generated from the sale and installation of remote site VSAT equipment to a customer, as each customer site is installed on the Network. Certain switching and terminating equipment sold or leased to the customer may be installed at the Hub. Subsequent to the customer's initial deployment, additional non-recurring revenue can be generated by customers adding, moving or upgrading sites.

     Recurring revenue is generated on a monthly basis for Network services including network access, network management, and field maintenance. Recurring monthly fees are contractually guaranteed for the term of a contract. Recurring revenue can increase, subsequent to the signing of a Network service agreement, through increased customer traffic and the addition of new customer applications. Being a service provider as opposed to a manufacturer or distributor, the Company emphasizes its margins on recurring rather than non-recurring revenue.

     CUSTOMERS

     THRUCOMM's existing customer base represents industries that include manufacturing, insurance, retail and more recently the EFT industry. The Company has gained sales, networking and support experience spanning a number of applications and engineering disciplines. Additionally, the Company has demonstrated its ability to capture a share of the EFT market by dislodging well-established, incumbent carriers and signing customers to multi-year service agreements. During the last completed fiscal year, THRUCOMM was dependent on a few, major customers, and the Company anticipates that such reliance will continue for the foreseeable future.

     SALES STRATEGY AND MARKET POSITIONING

     THRUCOMM forms sales teams comprised of an executive level salesperson and a customer engineer for direct sales contact with potential customers identified as EFT processors and banks. The sales team implements a multi-faceted sales effort and conducts regular account reviews to identify the "buying influences" in the customer's engineering, sales, operations, marketing and legal departments. The sales team engages additional THRUCOMM staff in the sales cycle as "specialists" at appropriate times to address specific customer issues that may range from installation procedures to data security. Due to the technical characteristics of a sale, the Company maintains a high ratio of engineers/technicians to sales people.

     THRUCOMM enhances its sales efforts with marketing efforts that include exhibiting at EFT industry trade shows, participating in industry seminars, providing low or no cost communications for customer special events, and participating in interviews and feature stories for industry publications. The Company will seek to promote industry acceptance of its technology through lab certifications, pilots and testimonials from existing customers.

     CELL SITE LEASING

     Because of the Company's license-free operation, THRUCOMM is able to co-locate with virtually any wireless transceiver. Accordingly, the Company leases existing towers and roof tops for the installation of its cells, thereby avoiding the costly and time consuming construction of dedicated towers. Over the last three years, the Company has compiled a data base of over 10,000 existing towers and roof tops containing the site location, height, elevation above ground, and contact name and phone number. The Company will use the services of brokers and site acquisition companies to locate and secure locations not included in the Company's data base. Once identified, the leasing of a tower or roof top is a relatively straight forward process and is very similar to leasing any commercial space.

     SITE LAYOUT

     THRUCOMM has invested in a suite of software that enables its engineers to pinpoint existing towers and roof tops at which to locate its cells. Using information provided by the customer, the Company's engineers can plot, with the aid of such software, all customer sites relative to cell locations. Additionally, each RF link between a proposed transceiver and cell can be simulated and evaluated in advance of actual installation. Such software, and related methodologies, afford THRUCOMM the capability of forecasting deployment costs with a high degree of accuracy.

     INSTALLATION

     THRUCOMM maintains a core installation staff that manages a national network of installation subcontractors. The Company is able to maintain quality and consistency throughout the installation process and maximum flexibility of installation schedules.

     NETWORK MANAGEMENT

     The Company has developed a software suite of Network management functions. A full compliment of engineers, technicians and system operators manage the Network, 24 hours per day, seven days per week. Through a combination of simple network-management protocol polling,, error-trap messages, and real time monitoring of permanent virtual circuits, the NCC staff can monitor and isolate problems in every major Network component, out to and including customer transceiver sites. Network reconfiguration, including port speeds, protocols, and updated versions of operating software, can be downloaded to cells and customer sites over the Network's infrastructure. Customers are presented with a single point of contact for problem resolution and operation issues.

     FIELD MAINTENANCE

     A prominent, third party maintenance company, with twenty-five (25) years of experience, provides the Company with a field maintenance program that includes cells and customer site transceivers. The agreement provides coverage on a national basis and specifies an average mean time to respond of four (4) hours. The Company provides its customers with spare equipment and on-going training. The maintenance organization provides the Company with skilled technicians, and will maintain spare equipment in their depot centers around the United States.

     MANUFACTURING

     Being primarily a service provider, the THRUCOMM elected to sub-contract the manufacturing of the DP1000 printed circuit boards, cables and case. The Company elected to retain component sourcing, inventory management, final assembly and quality assurance on an in-house basis.

     EMPLOYEES

     As of the end of the last completed fiscal year, the Company employed a total of forty-one (41) employees, all of whom are of whom are employed on a full-time basis, which include engineers, technicians, and system operators. THRUCOMM believes its relations with its employees are good, and it continually evaluates its human resource needs, and will increase the number of employees on an as needed basis.

     COMPETITION

     The Company evaluates data communication networks for their ability to compete with the Company's services within the EFT industry, and various competitive networks are summarized below. Certain networks, such as personal communication or cellular services have not been included in summary, due to their almost complete incompatibility with EFT industry.

     Currently, THRUCOMM's main source of competition is traditional, terrestrial, data communication solutions, offered by large, well-established carriers, of which AT&T dominates the market with a market share of over sixty percent (60%). Depending upon the volume of transactions and the type of application, processors utilize either on-line circuits or dial-up circuits. THRUCOMM is an on-line solution, which is generally more expensive than dial-up solutions. On-line solutions fall into two categories, multi-drop networks and packet networks.

     MULTI-DROP NETWORKS

     The Company faces significant competition from on-line, multi-drop networks. However, there are a number of significant disadvantages to multi-drop networks as they relate to the EFT industry, including distance sensitivity, LEC fees, upgrade costs, inferior network management capabilities, and tarriffs, each as more fully discussed below. These disadvantages of multi-drop networks provide the Company with avenues of competitive advantage.

     DISTANCE SENSITIVITY - The distance between a processor's data center and its remote sites is a significant cost factor of multi-drop solutions. Conversely, the Network experiences limited distance sensitivity. The Network's satellite circuits and other wireless technology, which are installed in metropolitan areas ("MAN" locations), are inherently distance-INsensitive. THRUCOMM experiences some distance sensitivity with respect to its terrestrial, frame relay circuits, which are installed outside metropolitan areas
("wide-area" or "WAN" locations). THRUCOMM is attempting to mitigate such sensitivity through the negotiation of a flat-rate price algorithm with its IXC. There can be no assurances that the Company will successfully mitigate its exposure to distance sensitivity.

     LEC FEES - Another disadvantage of multi-drop networks is LEC fees, which charges account for forty percent (40%) to sixty percent (60%) of multi-drop network costs. The Network, however, when installed in MAN locations, by-passes the LECs and the attendant costs thereof, affording the Company a competitive opportunity. Additionally, the installation costs of the Network in MAN locations are significantly below the costs associated with maintaining and upgrading land lines in metropolitan areas.

     UPGRADE COSTS - The Network successfully competes with multi-drop networks with respect to the costs attendant with a customer's decision to upgrade its data communication equipment, which decision may be the result of an increase in the volume of a customer's authorization requests or other data transmissions, or because a customer requires superior performance and features. Upgrading a multi-drop network is expensive and time consuming, but the Network is largely software driven, and upgrade commands can be readily downloaded, without significant expense to the customer.

     NETWORK MANAGEMENT - Whereas IXCs and LECs (telephone companies) are unable to monitor a multi-drop network in real time, the Network, in contrast, is monitored in real time, and potential problems or service interruptions are spotted as they occur and service restoration commences immediately. Additionally, the Network has a single point of contact for the data processor, the Network Control Center, as opposed to the multiple IXCs and LECs that a processor in a multi-drop network must contact to determine the location of a fault in the network. As a result of the Network's superior management features, THRUCOMM is able to contractually guarantee network availability.

     TARIFFS - A further disadvantage of multi-drop networks is that they are subject to an array of federal and state tariffs, and they experience constant fluctuations in tariff rates from various states and the federal government. THRUCOMM's Network is not subject to tariffs.

     PACKET NETWORKS

     The Company also faces competition from the vendors of packet networks. There are two types of packet networks, integrated services digital packet network ("ISDNs"), which are dial-up networks, and frame relay packet networks, which are on-line networks.

     INTEGRATED SERVICES DIGITAL NETWORKS - An ISDN is, in effect, a digital, dial-up service, which enables the user to transmit voice and data simultaneously over the same telephone line. In the EFT industry, the processors of authorization requests and other data transmissions have no use for the voice portion of an ISDN service, and they only order what is known as the "D channel" to transmit data. Processors pay a monthly fee to access a local LEC switch, a monthly fee for each remote site, a fee for each one-thousand transmissions (a "packet"), and if an IXC is required, additional packet usage fees are charged to the processor. ISDN-compatible equipment must be installed at each remote site, and at the processor's data center.

     ISDN  packet  networks  are   competitive   with  THRUCOMM  in  only  about
twenty-five percent (25%) of the total ATM and POS markets, and only in the short term. Given the projected double digit growth in the number of EFT transactions, and the wider geographic areas served by EFT processors, Management views ISDN packet networks as counter strategic to the EFT industry, and it believes the Company's Network offers a more compelling business case to the EFT industry than do the ISDN networks.

     FRAME RELAY PACKET NETWORKS - Frame relay packet networks are designed for on-line data networking and have been very successful in displacing multi-drop networks for users with a relatively high volume of transmissions. A negative characteristic of the Company's competitors using frame relay packet networks is that they do not always guarantee delivery of data packets to the intended destination. To overcome this problem, competitors market their frame relay services by offering committed information rates ("CIR") and burst information rates ("BIR"). A CIR is the maximum data rate at which the carrier will guarantee data packets will not be discarded. The BIR is the data rate that the processor can transmit above the CIR. This BIR is on an availability basis only; that is, if the frame relay network is congested, then frame packets will be discarded. The higher the CIR/BIR commitment by the carrier, the higher the processor's monthly recurring costs. For the EFT industry, even minimum CIR/BIR commitment levels often result in significantly higher cost for a higher capacity than is needed now or in the foreseeable future for the majority of EFT processors. The Network's advantages of lower costs, guaranteed availability, and superior network management, allow the Company to successfully compete with the vendors of other frame relay packet networks.

ITEM 2. PROPERTIES.

     The Company's headquarters are located in approximately 3,200 square feet of leased office and warehouse space in St. Petersburg, Florida. The lease at this property expires on May 1, 1998, and the annual rental payment on such lease for the last completed fiscal year was $37,119. The Company plans to relocate its headquarters in downtown St. Petersburg and is presently negotiating the terms of a lease for approximately 5,000 square feet of office space. The anticipated terms of the lease on the new facility include a five-year term with an annual rental fee of $62,467 in the first year, and $77,303, $79,645, $81,988, and $84, 330 in the subsequent years. The new lease is expected to contain a provision for termination by the Company in the event the Company requires additional office space which the landlord is unable to provide.

     The Company also leases 14,100 square feet in an office park in Fairfield, Ohio, which is used as the Company's Network Control Center and for warehouse. The Company believes the Ohio facility is adequate for its operations as the Company recently completed a 5,000 square foot expansion of its Ohio facility. The lease on the Ohio property expires on January 31, 2005, and the annual rental fee for the last completed fiscal year was $106,165. Annual rental fees will be $130,591 for 1998, and $125,512 per year thereafter through the expiration of the lease.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceedings which are not routine litigation that is incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year covered by this Report, only one matter was submitted to a vote of security holders through the solicitation of written consents. The information contained in the Company's Registration Statement on Form S-4, effective September 3, 1997, is incorporated by reference in answer to Item 4 of this Report.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     There is no established public trading market for the Company's common equity.

HOLDERS

     As of March 31, 1998, there was one (1) holder of record of the Company's common stock, no par value per share, (the "Common Shares"), which is the only class of common equity of the Company.

DIVIDENDS

     To date, the Company has not declared or paid any cash dividends on its Common Shares and it does not anticipate or contemplate paying cash dividends in the foreseeable future, until earnings generate funds in excess of those required to provide for the current and future growth needs of the Company.
Furthermore, the Company is restricted from paying any dividends on any securities of the Company before conversion of the Mandatory Convertible Preferred Shares.

RECENT SALES OF UNREGISTERED SECURITIES

     SERIES A SENIOR CONVERTIBLE PREFERRED STOCK - On January 31, 1997, the Company closed a private offering of its Series A Senior Convertible Preferred Stock, par value $.001 per share (the "Senior A Preferred Shares"), for approximately $5.5 million. The Senior A Preferred Shares are presently convertible, in the aggregate, into 1,677,777 shares of the Company's common stock, no par value (the "Common Shares"), or 16.67% of the common equity of THRUCOMM. The Company received approximately $1.7 million of the offering proceeds in cash and entered into a subscription agreement for the remaining $3.8 million, which is to be funded by June 1998. The subscription agreement is collateralized with the stock of a public company which shares are held in escrow and are of a value in excess of the monies due under the subscription agreement.

     The unregistered Senior A Preferred Shares were privately placed with approximately sixteen (16) accredited investors, in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D, promulgated thereunder. A summary of the terms of the Senior A Preferred Shares appears under "Liquidity and Capital Resources" in Item 6, Part II of this Report.

     SERIES B SENIOR CONVERTIBLE PREFERRED STOCK - On January 26, 1998, the Company obtained $10,000,000 in loan proceeds in exchange for Senior Subordinated Notes (the "Notes") and 1,600,000 shares of Series B Senior Convertible Preferred Stock, par value $.001 per share (the "Senior B Preferred Shares"). The unregistered Notes and Senior B Preferred Shares were privately placed with four (4) accredited investors, in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D, promulgated thereunder. A summary of the terms of the Notes and the Senior B Preferred Shares appears under "Liquidity and Capital Resources" in Item 6, Part II of this Report.

DISCLOSURE PURSUANT TO RULE 463 OF THE SECURITIES ACT

     This Report on Form 10-KSB is the Company's first periodic report filed pursuant to Sections 13(a) or 15(d) of the Exchange Act after effectiveness of its Securities Act registration statement on September 3, 1997. Disclosure of an issuer's use of proceeds in such first periodic report, pursuant to Rule 463 of the Securities Act, is not applicable to the Company whose Securities Act registration statement on Form S-4 was filed to register the exchange of Mandatory Convertible Preferred Stock, Series A-P, for all of the assets and liabilities of two affiliated limited partnerships in a roll-up transaction.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

     The following table presents certain items in the Statement of Operations of Thrucomm and as a percentage of revenues for the period indicated.

                                          YEAR ENDED DECEMBER 31,
                               Percent of         Percent of          Percent of
                       1995    REVENUES   1996    REVENUES   1997     REVENUES
                       -------------------------------------------------------
Revenues               $2,169  100.0%    $5,853   100.0%    $2,918    100.0%
Operating expenses:
   Cost of services
   and sales            1,456   67.1      4,664    79.7      3,031    103.9
   Selling, general
   and administrative   1,217   56.1      1,969    33.6      2,034     69.7
   Research and
   development            278   12.8        365     6.2        275      9.4
   Depreciation and
   amortization           353   16.3        580     9.9        856     29.3
                       ------  -----      -----    ----      -----    -----

Operating loss         (1,135) -52.3     (1,725)  -29.5     (3,278)  -112.3
Interest expense          108    5.0        166     2.8        223      7.6
                       ------  -----      -----    ----      -----    -----

Net loss             $ (1,243) -57.3   $ (1,891)  -32.3   $ (3,501)  -120.0
                       ======  =====      =====    ====      =====    =====

     YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     REVENUES for the year ended December 31, 1997 decreased approximately $2.9 million (50.2 percent) from the same period in 1996 due to a decrease in VSAT equipment sales and installation fees of $3.1 million (85.3 percent). The
Company's network access fees increased approximately $.3 million from $2.1 million in 1996 to $2.4 million in 1997 (9.8 percent) as a result of the Company having a full year of revenues from its first Network customer. This customer accounted for approximately $.3 million in revenues and currently has approximately 300 ATM sites. The Company continues to service its VSAT customers and has 1,010 VSAT customer sites at December 31, 1997 compared with 1,105 such sites at December, 1996.

     COST OF SERVICES AND SALES decreased $1.6 million (35.0 percent) for the year ended December 31, 1997 over the same period in 1996 consisting of a decrease in cost of equipment sales of $3.0 million and an increase in cost of services provided of $1.3 million. The increase in cost of services provided is due to the Company's continued expansion of its Network. Such operating costs include satellite space segment rental, engineers and technicians being hired, and maintenance of the Network. The Company's operating employees increased from 26 in 1996 to 41 in 1997.

     The decrease in cost of equipment sales and installation fees is due to the Company not obtaining a new VSAT customer in 1997. Cost of sales as a percent of revenue decreased from 90% in 1996 to 62% in 1997 as the majority of the Company's revenue came from higher margin installation fees.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased approximately $65,000 (3.3 percent) from $1,969,000 in 1996 to $2,034,000 in 1997, principally as a result of the Company continuing to expand its capabilities related to the Network.

     RESEARCH & DEVELOPMENT decreased approximately $90,000 (24.7 percent) from $365,000 in 1996 to $275,000 in 1997, due to the Company limiting its research and development activities.

     DEPRECIATION  AND  AMORTIZATION  increased   approximately  $276,000  (47.6
percent) from $580,000 in 1996 to $856,000 in 1997, principally as a result of depreciation related to new capital leases entered into during 1997.

     INTEREST EXPENSE increased approximately $57,000 (34.3 percent) from $166,000 in 1996 to $223,000 in 1997, principally due to interest expense related to new capital leases entered into during 1997 and interest from additional financing, including a $500,000 line of credit used to fund the Company's operations.

     NET LOSS was $3,501,000 (-120.0 percent of total revenues) for the year ended December 31, 1997 as compared to $1,891,000 (-32.3 percent of total revenues) the same period in 1996 as result of factors described above.

     YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     REVENUES for the year ended December 31, 1996 increased approximately $3.7 million (169.9 percent) from the same period in 1995. Network access fee revenues increased approximately $392,000 from $1.7 million in 1995 to $2.1 million in 1996 (23 percent) as a result of the Company obtaining a significant new customer in 1996. This customer accounted for approximately 570 new sites, raising the total number of sites to 1,105 in service at December 31, 1996 as compared with 536 sites at December 31, 1995.

     In addition to increasing network fee revenues, the Company's significant new customer increased equipment sales and installation fees by approximately $3.2 million from $.5 million in 1995 to $3.7 million in 1996 (640 percent).

     COST OF SERVICES AND SALES increased by $3.2 million (220.3 percent) for the year ended December 31, 1996 over the same period in 1995. Cost of Hub access services increased $179,000 from $1.2 million in 1995 to $1.3 million in 1996 (15.2 percent). Cost of services as a percent of network access fee revenues decreased from 68.8 percent in 1995 to 64.4 percent in 1996 as a result of increasing the amount of customer sites, the overall cost per site decreased.

     With the addition of the Company's significant new customer in 1996, cost of equipment sales increased $3.0 million from $.3 million in 1995 to $3.3 million in 1996 (1,063 percent) resulting in margins of $182,000 in 1995 and $423,000 in 1996. Cost of equipment sales as a percent of equipment sales and installation fees increased 27.7 percent from 61.0 percent in 1995 to 88.7 percent in 1996. This increase in cost of sales as a percent of sales is principally a result of lower margins on equipment sales incurred to secure the signing of a major new customer.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased approximately $752,000 (61.8 percent) from $1,217,000 in 1995 to $1,969,000 in 1996, principally as a result of the Company continuing to expand its capabilities related to the Network. Additionally, there was increased marketing efforts including more travel by the Company's sales force in the Network's surrounding area, an increase in personnel and an increase in professional fees.

     RESEARCH AND DEVELOPMENT increased $87,000 (31.3 percent) from $278,000 in 1995 to $365,000 in 1996, principally as the Company continues to improve the technology related to its Network and new transceivers.

     DEPRECIATION  AND  AMORTIZATION  increased   approximately  $227,000  (64.3
percent) from $353,000 in 1995 to $580,000 in 1996, principally as a result of depreciation related to new capital leases entered into during 1996.

     INTEREST EXPENSE increased approximately $58,000 (53.7 percent) from $108,000 in 1995 to $166,000 in 1996, principally due to interest expense related to new capital leases entered into during 1996. Additionally, the Company obtained a new $600,000 line of credit to assist in funding operations.

     NET LOSS was $1,891,000 (-32.3 percent of total revenues) in the year ended December 31, 1996 as compared to $1,243,000 (-57.3 percent of total revenues) in the same period in 1995 as result of factors described above.

INFLATION AND CHANGING PRICES

     Inflation has not materially affected the sale of access fee services by the Company. VSAT/PES equipment, leasing costs and transmission costs have not risen significantly, nor has the Company substantially increased it charges to customers. Overhead expenses are, however, subject to inflationary pressure.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has devoted significant resources to the development of the Network. The Company's accumulated deficit is $11.3 million at December 31, 1997 compared to $7.8 million at December 31, 1996.
Additionally, the company has a working capital deficit of $4.7 million at December 31, 1997 compared to $1.3 million at December 31, 1996.

     Cash flow from operations has improved to $.2 million being provided by for the year ended December 31, 1997 compared to $1.0 million being used for the year ended December 31, 1996. In January 1998, the Company obtained substantial capital investment from a small group of accredited investors in exchange for Notes and Senior Preferred Shares, as further described below, which capital is anticipated to be sufficient to meet the needs of the Company for the foreseeable future.

     The following summary description of the terms of the securities below, is qualified in its entirety by reference to the Certificates of Designation, and the Securities Purchase Agreement dated January 26, 1998, which documents are filed as exhibits to this Report.

     THE MANDATORY CONVERTIBLE PREFERRED SHARES, SERIES A-P

     On November 1, 1997, all the assets and liabilities of Datalinc and Fastcom, both limited partnerships, were transferred to THRUCOMM, a wholly-owned subsidiary of Datalinc, in accordance with the approved Reorganization
Agreement, in exchange for Mandatory Convertible Preferred Shares of the Company. Each limited partner group was allocated one Mandatory Convertible Preferred Share. The Mandatory Convertible Preferred Shares are convertible, in the aggregate, into 6,733,333 Common Shares upon a Mandatory Conversion Event. Datalinc and Fastcom owned all of the outstanding preferred and common securities of THRUCOMM as of December 31, 1997. The Reorganization was performed to enhance the Company's ability to obtain future financing, as the reorganized company would be more conducive to institutional investors.

     THE NOTES AND SENIOR B PREFERRED SHARES

     On January 26, 1998 (the "Closing"), the Company entered into a stock purchase agreement with four institutional investors represented by their Investment Advisor, Pecks Management Partners Ltd. (the "Stock Purchase Agreement"), pursuant to which the Company obtained $10,000,000 in debt proceeds in exchange for Notes and 1,600,000 Senior B Preferred Shares, which shares are convertible into 1,600,000, or sixteen percent (16%) of the Common Shares of the Company. With the proceeds from the Notes, the Company paid off $1,484,000 of its non-term debt and approximately $2.8 in outstanding payables. The Company continues to develop its Network which remains capital intensive. The proceeds from the Notes and Senior B Preferred Shares, as well as any future capital lease transactions, will be used to finance the further development of the Network.

     SENIOR B PREFERRED SHARES - The Senior B Preferred Shares have a $.001 per share liquidation preference, and vote, on all matters submitted to the holders of Common Shares, that number of shares which is equal to the number of Common Shares into which the Senior B Preferred Shares may be converted. Each Senior B Preferred Share is convertible into one Common Share. Additionally, there is an anti-dilution provision which prevents the Senior B Preferred Shares from becoming diluted if the Company issues any Common Shares at a value less than the Trigger Value (as defined in the Stock Purchase Agreement). The Senior B Preferred Shares also have a redemption provision permitting the Company to redeem the stock if the Company completes a Qualifying Public Offering (as defined in the Stock Purchase Agreement) and the conversion rights have not been exercised. If the Company so elects to redeem, each holder shall receive an amount equal to the greater of the holder's pro rata share of the Fair Market Value (as defined in the Stock Purchase Agreement) or $3,000,000. The holders of Senior B Preferred Shares are also entitled to a Change of Control Put Right (as defined in the Agreement), and a Public Offering Put Right (as defined in the Stock Purchase Agreement), also entitling such shareholders to the greater of the Fair Market Value of the Senior B Preferred Shares and $3,000,000.

     NOTES - The Notes have a ten percent (10%) interest rate (22.8% implicit rate), are due January 26, 2005, and carry certain financial and non-financial covenants which the Company must maintain. Interest payments on the Notes are due quarterly; provided however, that the Company may, until the earlier to occur of a Qualifying Public Offering or the second anniversary of the Closing, issue Interest Notes (as defined in the Stock Purchase Agreement) together with additional Senior B Preferred Shares, in the amount of .0022% of the fully diluted outstanding shares at the time of such issuance per $1,000 principal amount of Interest Notes issued.

     The Notes require mandatory principal payments on the fifth anniversary of the Closing whereby one-third (1/3) of the outstanding principal and all accrued interest must be paid. On the sixth anniversary of the Closing, one-half (1/2) of the outstanding principal and all accrued interest must be paid. The remaining outstanding principal is due at the end of the term.

     The Notes also contain mandatory prepayment provisions affording the Note holders prepayment within two (2) days after the consummation of a Qualifying Public Offering or upon a Change of Control (as defined in the Stock Purchase Agreement). In the event the Notes remain outstanding after the consummation of a Qualifying Public Offering, the Company shall within ten (10) days, the Company shall issue to each Note holder his or her pro rata share of that number of Senior B Preferred Shares which is equal to the product of (i) a fraction, the numerator of which is equal to $10,000,000, times (ii) that number of Senior B Preferred Shares which are convertible, upon issuance into 6% of the fully diluted Common Shares.

     In the event the Notes have not been repaid within eighteen months of the Closing, (i) on each anniversary thereof until such Notes have been repaid, or until the 24th month after the Closing, the Company shall issue to each holder of Notes, an amount of Senior B Preferred Shares equal to 1% of the fully diluted outstanding Common Shares; (ii) if the Company redeems the Notes between the 18th and 24th months from Closing with the proceeds of Indebtedness, which indebtedness has a stated maturity of 36 months or more, then the Company shall cause the cancellation of the Senior B Preferred Shares issued to it as set forth in clause (i) above, and the Company shall issue to each such holder a pro rata share of new Senior B Preferred Shares, in an amount which is equal to three percent (3%) of the Common Shares on a fully diluted basis at the time of issuance.

     If on the third anniversary of the Closing the Notes have not been paid, the Note holders shall be entitled to a Note Put Right (as defined in the Agreement), which would require the Company to purchase all or any part of the holders' Notes, in an amount equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest thereon. If the Company is unable to service the Note Put Right, (or the Public Offering Right of the Senior B Preferred Shares), upon the exercise thereof, the outstanding Senior B Preferred Shares shall be canceled and new Senior B Preferred Shares shall be issued in an amount equal to sixty percent (60%) of the Common Shares outstanding at the time of such issuance. Accordingly, in the event the Company has not had a Qualifying Public Offering or otherwise paid the Notes in full, a change in control of the Company could occur as of the third anniversary of the Closing, or January 26, 2001.

     SENIOR A PREFERRED SHARES

     On January 31, 1997, the Company closed its private offering of Series A Senior Convertible Preferred Stock, par value $.001 per share (the "Senior A Preferred Shares"), for approximately $5.5 million. The Senior A Preferred Shares are presently convertible, in the aggregate, into 1,677,777 shares of the Company's common stock, no par value (the "Common Shares"), or 16.67% of the common equity of THRUCOMM. The Company received approximately $1.7 million of the offering proceeds in cash and entered into a subscription agreement for the remaining $3.8 million, which is to be funded by June 1998. The subscription agreement is collateralized with the stock of a public company, which shares are held in escrow and are of a value in excess of the monies due under the subscription agreement.

     The Senior A Preferred Shares rank on parity with the Senior B Preferred Shares with respect to dividend and asset distributions, but have a liquidation preference of $3.30 per share. Each Senior A Preferred Share is convertible into one Common Share, and the holders of Senior A Preferred Shares are entitled to vote on all matters coming before the holders of Common Shares. There is an anti-dilution provision which prevents the Senior A Preferred Shares from becoming diluted if the Company issues any Common Stock at a value less than the Trigger Value. The Company may redeem outstanding Senior A Preferred Shares at any time after the closing of a Qualifying Public Offering, at the Fair Market Value thereof.

     NEW CUSTOMER

     In February 1998, the Company signed a new customer onto the Network for 500 new remote ATM and/or POS sites, with the potential in excess of 4,000 sites. The deployment of the new sites will occur during 1998.

ITEM 7.  FINANCIAL STATEMENTS

     The information required by this Item is found immediately following Item 13 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth the names and ages of the directors and executive officers of the Company (each, a "Director" and/or "Officer"), the positions and offices that each Director and Officer held with the Company, and the period during which each served in such positions and offices. Each Director serves for a term of one year, until his successor is duly elected and qualified. John F. Kolenda and Mark J. Gianinni, in their capacities as Officers, each serve for a term of five (5) years, until each's successor is duly elected and qualified.

-------------------------------------------------------------------------------
                    TABLE OF DIRECTORS AND EXECUTIVE OFFICERS
-------------------------------------------------------------------------------
                                                         PERIOD SERVED IN
      NAME               AGE    POSITIONS/OFFICES        Office/Position (1)
================================================================================
Joseph F. Bert           51     Director                 1993 - present
-------------------------------------------------------------------------------
J. Jeffrey Brausch       54     Director                 January 1998 - present
-------------------------------------------------------------------------------
Mark J. Gianinni         43     Director                 1989 - present
                                President                1989 - present
-------------------------------------------------------------------------------
R. Brandon Harrison, Jr. 60     Director                 1993 - present
-------------------------------------------------------------------------------
Elaine E. Healy          35     Director                 January 1998 - present
-------------------------------------------------------------------------------
John F. Kolenda          54     Chairman of the Board    1989 - present
                                Director                 1989 - present
                                Chief Financial Officer  1989 - present
                                Secretary                1989 - present
                                Treasurer                1989 - present
-------------------------------------------------------------------------------
Z. David Patterson       61     Director                 1993 - present
-------------------------------------------------------------------------------
Vincent D. Rinaldi       48     Director                 1996 - present
-------------------------------------------------------------------------------

(1) All dates preceding THRUCOMM's incorporation in 1996, reflect positions held with the management of THRUCOMM's predecessors, Datalinc and Fastcom.


BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS

     The following is a summary of the business experience of each of the Company's Officers and Directors listed in the above-referenced table, and of certain other significant employees of the Company, during the past five (5) years.

     JOSEPH F. BERT is the principal founder and the majority shareholder of Certified Financial Group, Inc. ("CFG"), a company that through its affiliates provides financial planning, investment advice, and insurance related services. Mr. Bert is also a Certified Financial Planner; a member of the Institute of Certified Financial Planners and the International Association for Financial Planning; an advisor affiliate of Certified Advisory Corp., an SEC registered Investment Advisor; and he is an adjunct faculty member for the College for Financial Planning based in Denver, Colorado. Through an affiliate of CFG, Mr. Bert served as the managing dealer for limited partnership offerings of Datalinc and Fastcom. He was elected to the board of directors of Datalinc and Fastcom's General Partners pursuant to certain agreements entered into in connection with such offerings. Mr. Bert was elected to Thrucomm's board as a result of his relationship with Datalinc and Fastcom. See Item 12 "Certain Relationships and Related Transactions."

     J. JEFFREY BRAUSCH is the President of J. Jeffrey Brausch & Company, a firm that has been engaged in the business of providing investment banking services for over 25 years. The firm specializes in assisting public and secondary offerings. Mr. Brausch has provided consulting services to the Company since 1996. See Item 12 "Certain Relationships and Related Transactions." Mr. Brausch was elected to the Board of Directors of THRUCOMM at the request of Thomas O'Gara, a greater than ten percent (10%) beneficial owner of the Companies Common Shares.

     MARK J. GIANINNI is the co-founder of the Company and its predecessors, Datalinc and Fastcom. In addition, Mr. Gianinni has served as the Director of Development and Operations of the Company and its predecessors since inception. From 1984 to 1987, he was President of Strand Communications, Inc., which designed and marketed PC based, media gateways primarily for the Humana chain of hospitals. From 1982 to 1984, Mr. Gianinni was Vice President of Home Cinema, Inc.

     R. BRANDON HARRISON, Jr. has been a Director of Fine Gold, Inc., a wholly-owned USA subsidiary of Altair International, Inc. since 1995. From 1975 to present, Mr. Harrison has served as the President of Petrus Management of Edwards, Colorado, a business involved in a wide range of activities including venture capital activities, investment in various companies and rental properties, and a sourcing agency for trade with Russia, CIS states, and South East Asian countries. Mr. Harrison's previous employment includes Procter & Gamble Co., Laird, Inc., and Republic Funding Inc., the latter two New York investment banking companies. In addition, Mr. Harrison is a Director and the Secretary of Colton Milling Co., L.L.C., a company in the flour milling business, and also is (and has been) an officer of other real estate and commercial companies. Mr. Harrison attended Harvard College and New York University.

     ELAINE E. HEALY has been a Vice President of Pecks Management Partners Ltd., a Registered Investment Advisor, since May of 1993. Previously, she was a General Partner of Quantum Partners, Ltd., a private venture capital partnership, with which she was associated for eight years. Ms. Healy also served for two years as Vice President of the Revere Fund, Inc., a public closed-end investment fund. Ms. Healy is also a director of Precise Technologies, Inc., as well as several private companies, and has over thirteen years of investment experience. Ms. Healy was elected as a director of the Company pursuant to the terms of the Stock Purchase Agreement, dated January 26, 1998, by and among the Company and four (4) institutional investors.

     JOHN F. KOLENDA is the co-founder of the Company and its predecessors in 1989. Mr. Kolenda is also the President of Home Cinema, Inc., a company he founded in 1982 to provide turnkey video rental programs for supermarket chains throughout the southeastern and mid-western United States. From 1975 to 1982, he was Vice President of Southern Data, Inc. and President of Southern Consulting Group, Inc., two sister companies involved in financial computer system design, programming services and data processing services. From 1970 to 1975, Mr. Kolenda was a manager in the Management Advisory Services Division of Price Waterhouse. He received a B.S. in Electrical Engineering in 1965 from Bucknell University and an MBA degree in 1970 from The Wharton School, University of Pennsylvania.

     Z. DAVID PATTERSON has served, since 1992, as the Executive Vice President, Treasurer and Secretary of Blue Chip Venture Company ("Blue Chip Venture"), the General Partner of Blue Chip Capital Fund, a $44 million, Cincinnati-based venture capital fund which specializes in growth equity investment in privately owned companies located primarily in the Mid-west ("Blue Chip Capital"). Mr. Patterson serves in similar capacities in Blue Chip Capital and its other affiliates. From 1973-1991, Mr. Patterson served as Vice President and then as President of New England Capital Corporation, a venture capital firm based in Boston, with a portfolio value of $50 million. From 1962-1973, Mr. Patterson held a broad range of corporate lending positions at Bank of New England. From 1994 to the present, Mr. Patterson has served as a director for Lan Vision Systems, Inc. Mr. Patterson received a B.S. in Finance in 1961 and an MBA in 1967 from Babson College, in Boston, Massachusetts. Mr. Patterson serves as a director of the Company pursuant to various agreements between Blue Chip Capital, or its affiliates, and the Company and its predecessors. See Item 12 "Certain Relationships and Related Transactions."

     VINCENT D. RINALDI is the CEO of Information Leasing Corporation of Cincinnati, Ohio which he founded in 1984 ("ILC"). Since April of 1990, he has been the CEO of Procurement Alternative Corporation, which currently manages over $300 million of lease transactions and negotiates the procurement of lease financing for Fortune 100 companies. Mr. Rinaldi was previously employed by Xerox Corp. from 1973 to 1984, and by Ernest & Ernest from 1971 to 1973. Mr. Rinaldi received a B.S. in Accounting from the University of Cincinnati in 1971.

     Pursuant to an agreement by and between ILC and one of the Company's predecessors, Fastcom, ILC was granted the right to have at least one of its representatives elected to the Board of Directors of Fastcom's General Partner, which number of seats on the board is subject to increase, if necessary to maintain ILC's initial percentage representation on such board. After the Reorganization, ILC has provided similar services to Thrucomm. Mr. Rinaldi was elected to Thrucomm's Board of Directors as a result of this relationship with Fastcom. See Item 12, "Certain Relationships and Related Transactions".

SIGNIFICANT EMPLOYEES

     THOMAS A. EGNER, JR., age 47, joined the Company as Director of Sales in 1991. Mr. Egner has increased over five fold the number of the Company's installed transceivers. In 1995 Mr. Egner was named Vice President of Sales when the Network was added to his sales and marketing responsibilities. Recently, he was responsible for signing Star Bank, the Network's first account and is currently in sales discussions with the top transaction processors in the United States. Prior to his tenure at the Company, he served in other Senior Sales positions with Hughes Communications, Geostar and Burlington Northern. He received a B.S. in Business from the University of Cincinnati in 1974 and an MBA in 1977 from Baldwin-Wallace.

     THOMAS C. GREGGO, age 40, has been Director of Network Operations since 1991. Mr. Greggo oversaw the construction, installation and commissioning of the Company's Hub and currently directs the daily operation of that facility. Additionally, in 1993, Mr. Greggo was named Director of Network Development for the Network, which includes design and implementation responsibilities of the Network's architecture and the DP1000 radio. Prior to his tenure with the Company, he managed and supported a PC based network for Home Cinema, Inc. in St. Petersburg, Florida. Mr. Greggo attended Ohio State University, College of Engineering and graduated from Jefferson Technical Institute in 1976.

     RENE TREMBLAY, age 36, has been Director of Network Engineering for the Company since 1991 and was named to the same post for the Network in 1993. In those positions he has total responsibility for customer network engineering, the Network's backbone architecture, performance and capacity planning and directs customer pilot implementation. Mr. Tremblay also directed the Network / Company integration and was responsible for designing the Networks' backbone protocol. He came to the Company from Telsat Canada, where he worked in the fields of telephone switching, public data networks and mainframe communications using both terrestrial and satellite-based networks. He graduated Cum Laude from the University of Ottawa in 1989 with a B.S. in Computer Science.

     MICHAEL C. MOTHERSHEAD, age 38, serves in dual roles as Director of Installations and Program Manager. As Installation Director, he is responsible for the coordination and installation of both the Network and Company customer sites and has both Company installers and sub-contractors reporting to him. As Program Manager, Mr. Mothershead is responsible for reconciling Company resources and equipment to customer contracts and equipment inventories. Prior to his tenure at the Company, Mr. Mothershead was a Production Manager for NCR, and a Senior Technician for a Hughes Communications installation sub-contractor. Mr. Mothershead graduated from Tampa College in 1983 with an A.S. degree in Computer Programming.

     J. THOMAS DICHIARO, age 29, as Principal Engineer, Mr. Dichiaro designed both the hardware and software of the DP1000 radio, and is primarily responsible for the conceptualization and implementation of the DP1000 radio manufacturing process. Additionally, he plays a key roll in the strategic planning of future DP1000 radio development. Prior to joining the Company, Mr. Dichiaro developed integrated circuits and designed software for DEC. He has a B.S. in Electrical Engineering (1990) and a Masters in Electrical and Computer Engineering (1992) from the University of Cincinnati, and is currently working on the completion of his Doctorate in Computer Engineering at the University of Cincinnati.

     JAMES R. SPURLOCK, age 30, is the Network Control Center Manager. As NCC Manager, Mr. Spurlock has eight system operators reporting to him. His responsibilities also include the installation, maintenance and repair of the VSAT Hub, and troubleshooting existing customer networks. Mr. Spurlock played a key design role in the Network's routing architecture and was primarily responsible for developing the Network's site commissioning procedures. Prior to joining the Company, Mr. Spurlock installed LAN/WAN networks and VSATs for Hughes Communications. Mr. Spurlock joined the Company in 1992.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10 percent of any class of any equity security of a company which is registered pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Securities and Exchange Commission (the "SEC"). Specific due dates for these reports have been established, and such companies are required to report, in a Form 10-KSB, any failure of its officers and directors to comply therewith during the last completed fiscal year.

     The Company does not have any class of any equity security which is registered pursuant to Section 12 of the Exchange Act and accordingly, its directors and officers are not required, pursuant to Section 16(a) of the Exchange Act to file any statement of the amount of such equity securities of the Company of which he or she is the beneficial owner.

DIRECTOR MEETINGS AND COMMITTEES

     During the fiscal year ended December 31, 1997 ("Fiscal Year 1997"), the Board of Directors of the THRUCOMM held a total of four (4) regular and one (1) telephonic meetings; the Board of Directors of the General Partner of Datalinc held a total of three (3) regular and zero (0) telephonic meetings; and the Board of Directors of Fastcom's General Partner held a total of four (4) regular and one (1) telephonic meetings. Each of the Directors of the respective Boards attended more than 75% of the total number of said meetings.

     Prior to the consummation of the Reorganization on November 1, 1997, neither the Company nor its predecessor limited partnerships had an Audit Committee. In February 1998, an Audit Committee of the Board of Directors was established. The Audit Committee is responsible for recommending to the Board of Directors the engagement or discharge of the independent public accountants, meeting with the independent public accountants to review the plans and results of the audit engagement, approving the services to be performed by the independent public accountants, considering the range of the audit and non-audit fees, reviewing the adequacy of the Company's system of internal accounting, reviewing the scope and results of the Company's internal audit procedures. The Audit Committee is comprised of Joseph F. Bert, J. Jeffrey Brausch, and Elaine
E. Healy.

     Similarly, neither the Company nor its predecessor limited partnerships had a Compensation and Stock Option Committee, and in February 1998 a Compensation and Stock Option Committee of the Board of Directors was established. The Compensation and Stock Option Committee administers the Company's Non-Employee Directors' Non-Statutory Stock Option Plan and its Incentive and Non-Statutory Stock Option Plan. The committee makes recommendations to the Board of Directors with respect to the Company's compensation policies and the compensation of executive officers. The Compensation and Stock Option Committee is comprised of Joseph F. Bert, J. Jeffrey Brausch, and R. Brandon Harrison.

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

     Except for the Company's Non-Employee Directors Non-Statutory Stock Option Plan (the "Non-Employee Directors' Plan"), there was no standard arrangement pursuant to which directors of the Company are compensated for their services provided to the Company as directors, including committee participation or special assignments in the last completed fiscal year. Neither were there any other compensation arrangements during the Company's last completed fiscal year, such as consulting contracts, entered into in consideration of any director's service on the board.

     Under the terms of the Company's Non-Employee Directors Non-Statutory Stock Option Plan, each non-employee director, on the date of his or her appointment to the Board, shall be granted a ten (10) year option to purchase an aggregate of 5,000 Common Shares, and, on the date of the annual stockholders meeting of the Company, each non-employee director hall be granted a ten (10) year option for the purchase of 1,000 Common Shares. As of March 31, 1998, no options have been granted to any Directors. See "NON-EMPLOYEE DIRECTORS NON-STATUTORY STOCK OPTION PLAN" below.

     Commencing 1998, the Company's outside Directors shall receive a $7,500 annual retainer, $1,000 per meeting for attendance at Board Meetings, $500 per telephonic meeting, plus reimbursement for out -of-pocket expenses. Committee members will receive $1,000 per committee meeting which is not associated with a regular meeting.

     There are no other standard or special arrangements regarding Director compensation, except pursuant to the Non-Employee Directors' Plan.

STOCK OPTION PLANS

INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN.

     The Company has adopted an Incentive and Non-Statutory Stock Option Plan (the "Plan"), to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by Directors, Officers, and other key employees. The following is a summary of the provisions of the Plan. This summary is qualified in its entirety by reference to the Plan, a copy of which may be obtained from the Company.

     The Company currently has 200,000 Common Shares reserved for issuance upon exercise of options under the Plan, however it is considering an increase in the number of shares subject to the Plan. The Plan is administered and interpreted by the Board of Directors. The Board of Directors has appointed a option committee, comprised solely of "Non-Employee Directors" as defined in the Plan, which committee has the power, subject to Board approval, to make recommendations to the Board as to whom options should be granted, the number of shares covered by each option, the time or times of option grants, and the terms and conditions of each option.

     Options granted under the Plan may be either incentive options (as defined in Section 422 of the Internal Revenue Code) or non-statutory options. Each option shall be evidenced by an option agreement containing such terms and provisions as the Board or Option Committee shall from time to time deem appropriate, PROVIDED HOWEVER, and notwithstanding anything in an option agreement to the contrary, each option shall expire no later than the tenth anniversary of the date on which the option was granted, and the per share exercise price of an option shall be not less than the "fair market value" of the Common Shares on the date of the grant. Options granted under the Plan are not transferable, except by will or by operation of the laws of descent and distribution.

NON-EMPLOYEE DIRECTORS' NON-STATUTORY STOCK OPTION PLAN

     The Company has also adopted a Non-Employee Directors' Non-Statutory Stock Option Plan (the "Non-Employee Directors' Plan") which is intended as an incentive for members of the Board of Directors who are not employed by the Company to acquire or increase a proprietary interest in the success of the Company. The following is a summary of the provisions of the Non-Employee Directors' Plan. This summary is qualified in its entirety by reference to the Non-Employee Directors' Plan, a copy of which may be obtained from the Company.

     The Company has reserved an aggregate of 100,000 Common Shares for issuance upon the exercise of stock options granted under its Non-Employee Directors' Plan. The Board of Directors may appoint an Option Committee to administer and interpret said plan. The Non-Employee Directors' Plan provides for the granting of non-statutory stock options and is considered a "formula plan." On the dated of appointment to the Board of Directors, a new director is entitled to be granted and options for 5,000 Common Shares (the "Initial Option"), which Initial Option shall vest and become exercisable at the rate of twenty percent (20%) per year after the expiration of the first year following the date of grant. On the date of each annual stockholders meeting, each non-employee director shall receive an option for 1,000 Common Shares (each such grant, an "Annual Option"), which Annual Option shall vest and become exercisable one (1) year from the date of grant. Options become immediately exercisable upon the occurrence of certain events, and the Board, consistent with federal securities laws, my accelerate the exercise date of an option.

     Each option shall be evidenced by an option agreement containing such terms and provisions as the Board or Option Committee shall from time to time deem appropriate, PROVIDED HOWEVER, and notwithstanding anything in an option agreement to the contrary, each option shall expire no later than the tenth anniversary of the date on which the option was granted, and the per share exercise price of an option shall be not less than the "fair market value" of the Common Shares on the date of the grant. Options granted under the Non-Employee Directors' Plan are not transferable, except by will or by operation of the laws of descent and distribution.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Mark J. Gianinni, its President and John F. Kolenda, its Chief Financial Officer, Secretary and Treasurer. The employment agreements provide for annual base salaries of $160,000 and $150,000 for Messrs. Gianinni and Kolenda respectively. The employment agreements further provide for: (i) the possibility of an annual cash bonus in an amount approximately equal to 20% of the annual base salary, subject to Board discretion, (ii) the reimbursement of reasonable expenses incurred in furtherance of the Company's business, (iii) medical and disability benefits, and (iv) participation in the Company's stock option, profit sharing or other incentive plans.

     The term of Messrs. Gianinni and Kolenda's employment with the Company commenced on November 1, 1997 and shall terminate five (5) years thereafter, PROVIDED HOWEVER, either party to an employment agreement may terminate the employment upon the delivery of a written notice of his or its election to terminate, which termination shall be effective one hundred twenty days (120) after the delivery of such notice. If the Company terminates the employment of Mr. Gianinni or Mr. Kolenda without "Reasonable Cause" or due to the employee's disability, or if the employee voluntarily terminates his employment for "Good Reason" (including a "Change of Control"), or if an employment agreement is not renewed for any reason at the end of the term thereof, the subject employee shall be entitled to a severance compensation equal to his then-current base salary and outplacement services, for the period of time the employee is subject to the covenant not to complete provisions of the employment agreements.

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation awarded to, earned by, or paid to Mark J. Gianinni and John F. Kolenda for their services to the Company in any capacity. The Company has not designated any person as its Chief
Executive Officer, and there are no other Officers or individuals whose compensation exceeded $100,000 for this period.

                                SUMMARY COMPENSATION TABLE
                    ---------------------------------------------------
                   |  Annual Compensation  |     Long-Term Compensation|
                   |                       ----------------------------|
                   |                       |      Awards       |Payouts|
------------------------------------------------------------------------------
            |      |        |     |        |         | Secur-  |       |
            |      |        |     |        |         | ities   |       |
            |      |        |     | Other  | Re-     | Under-  |       |All
            |      |        |     | Annual | stricted| lying   |       |Other
 Name and   |      |Salary  |     | Compen-| Stock   | Options/|LTIP   |Compen-
 Principal  |Fiscal| ($)    |Bonus| sation | Award(s)|  SARs   |Payouts|sation
 Position   |Year  | (1)    | ($) |   ($)  |   ($)   |   (#)   | ($)   | ($)
------------------------------------------------------------------------------
 Mark J.    |      |        |     |        |         |         |       |
 Gianinni,  |      |        |     |        |         |         |       |
 President  |1997  |$151,667|  0  |    0   |    0    |    0    |   0   |  0
------------------------------------------------------------------------------
 John F.    |      |        |     |        |         |         |       |
 Kolenda    |      |        |     |        |         |         |       |
 CFO,       |      |        |     |        |         |         |       |
 Secretary, |      |        |     |        |         |         |       |
 Treasurer  | 1997 |$150,000|  0  |    0   |    0    |    0    |    0  |  0
------------------------------------------------------------------------------
(1) Salary for the last completed fiscal year includes amounts received pursuant to management agreements with the Company's predecessors, Datalinc and Fastcom. Such management agreements were terminated as of the effective date of the Reorganization and the terms of such prior management agreements are summarized in the Company's Registration Statement on Form S-4, effective September 3, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1998, by (i) each person known to the Company to own beneficially more than 5% of its Common Shares, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. As of March 31,1998, there was one (1) Common Share issued and outstanding.

________________________________________________________________________________
                                          AMOUNT AND NATURE       PERCENTAGE
NAME AND ADDRESS                          OF BENEFICIAL           OF
OF BENEFICIAL OWNER                       OWNERSHIP (1)(2)        CLASS(3)(4)
________________________________________________________________________________

Integrated Communication Networks, Inc.
   1641 Commerce Avenue North
   St. Petersburg, Florida 33716.........              1 (5)       100%

Pecks Management Partners Ltd.
   One Rockefeller Plaza, Suite 900
   New York, New York 10020        .....       1,600,000 (6)       100%

Thomas M. O'Gara........................       1,166,666 (7)       100%
   9113 Le Saint Drive
   Fairfield, Ohio 45014

Greg C. Mosher..........................         100,000 (8)       100%
   5251 DTC Parkway
   Suite # 825
    Greenwood Village, Colorado 80111

John H. Wyant...........................          75,757 (9)       100%
   Blue Chip Venture Company
   2000 PNC Center
   201 East Fifth Street
   Cincinnati, Ohio 45202

John N. Taylor, Jr. ....................          60,636(10)       100%
   2271 Arbor Boulevard
   Dayton, Ohio 45439

S. William Miller and...................          33,300(11)       100%
N. Pauline Miller
   7576 Silver Creek
   Cleves, Ohio 45002

David W. McCauley.......................          30,304 (1)       100%
   28 East Drive
   Box # 535
   Hartville, Ohio 44632

Bernard F. Masters, D.O.................          30,303(13)       100%
   340 Tucker Drive
   Worthington, Ohio 43085

________________________________________________________________________________
                                          AMOUNT AND NATURE       PERCENTAGE
NAME AND ADDRESS                          OF BENEFICIAL           OF
OF BENEFICIAL OWNER                       OWNERSHIP (1)(2)        CLASS(3)(4)
________________________________________________________________________________

Jerry L. Ruyan..........................          30,303(14)       100%
   8730 Red Fox Lane
   Cincinnati, Ohio 45243

James E. Evans..........................          30,300(15)       100%
   One East Fourth Street, #919
   Cincinnati, Ohio 45202

Daniel E. Dosoretz, M.D.................          15,151(16)        99%
   13211 Ponderosa Way
   Fort Meyers, Florida 33907

Harry C. Brown..........................          10,000(17)        99%
   9300 Cunningham Road
   Cincinnati, Ohio 45243

William Motto...........................           8,000(18)        99%
   3471 Riverhills Drive
   Cincinnati, Ohio 45244

Paul T. Rogalski........................           7,500(19)        99%
   9 Lake Ridge Court
   Burr Ridge, Illinois 60521

Marshall Weinstein......................           6,061(20)        99%
   1900 Clendenin Lane
   Riverwoods, Illinois 60015

Joseph F. Bert..........................               0             *

J. Jeffrey Brausch......................          47,230(21)       100%

Mark J. Gianinni........................               1(22)       100%

R. Brandon Harrison.....................               0             *

Elaine E. Healy.........................       1,600,000(23)       100%

John F. Kolenda.........................               1(24)       100%

Z. David Patterson......................          75,757(25)       100%

Vincent D. Rinaldi......................          15,152(26)        99%

All directors and officers as a group
(8 persons).............................       1,738,140           100%
-------------------
*     Less than 1%

(1) In accordance with Rule 13d-3 promulgated pursuant to the Exchange Act, a person is deemed to be the beneficial owner of a security, for purposes of the rule, if he or she has or shares voting or dispositive power with respect to such security, or has the right to acquire such ownership within sixty days. As used herein, "voting power" is the power to vote or direct the voting of shares, and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.

(2) Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all Common Shares beneficially owned by them.

(3) Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding Common Shares (one (1) as of March 31, 1998) PLUS, (ii) the number of Common Shares that such individual or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. SEE, Instruction 3 to Item 403, of Regulation S-B under the Exchange Act.

(4) Datalinc, Ltd. is the record owner of the only Common Share that is issued and outstanding. All of the other beneficial owners identified in the table hold Senior A or Senior B Preferred Shares, which are immediately exercisable. If any one of such persons converts his or her holding to Common Shares, and the other holders did not, that person would have beneficial ownership of 99-100% of the outstanding Common Shares, however, such person would not have the same percentage of voting control, because the holders of all of the Company's series of preferred shares are empowered with voting privileges on all matters presented to the holders of Common Shares.

(5) Integrated Communication Networks, Inc. ("ICN"), as a General Partner of Datalinc, Ltd., has beneficial ownership of the only issued and outstanding Common Share of the Company, which share is held of record by Datalinc. ICN is a Florida corporation which is owned equally by Messrs. Gianinni and Kolenda, who are directors and executive officers of THRUCOMM.

(6) Pecks Management Partners Ltd., a Registered Investment Advisor, exercises beneficial ownership on behalf of NAP & Company, HARE & Co., Fuelship & Company, and Northman & Co., with respect to, collectively, (i) zero (0) outstanding Common Shares and (ii) an aggregate of 1,600,000 Common Shares which such companies have the right to acquire within sixty (60) days upon the conversion of Senior B Preferred Shares registered in their names, or 1,008,000, 128,000, 186,400, and 277,600 Common Shares, respectively.

(7) Mr. O'Gara has beneficial ownership of (i) zero (0) outstanding Common Shares, and (ii) 1,166,666 Common Shares which he has the right to acquire within sixty (60) days, upon the conversion of (a) 583,333 Senior A Preferred Shares registered to the Thomas M. O'Gara Family Trust, dated July 8, 1982, as amended, a revocable living trust, of which Mr. O'Gara is the Trustee, and (b) 583,333 Senior A Preferred Shares registered to MeesPierson Management (Guernsey) Limited.

(8) Mr. Mosher has beneficial ownership of (i) zero (0) outstanding Common Shares, and (ii) 100,000 Common Share which he has the right to acquire within sixty (60) days, upon conversion of the Senior A Preferred Shares that are registered in his name.

(9) Mr. Wyant has beneficial ownership of (i) zero (0) outstanding Common Shares, and (ii) 75,757 Common Shares which Blue Chip / Datalinc Corporation ("BC/DC") has the right to acquire within sixty (60) days, upon conversion of the Senior A Preferred Shares that are registered in its name. Mr. Wyant shares, with Z. David Patterson, voting and dispositive power over the securities that are registered to BC/DC.

(10) Mr. Taylor has beneficial ownership of (i) zero (0) outstanding Common Shares and (ii) 60,636 Common Shares which the K - K Realty Company ("K - K Realty") has the right to acquire within sixty (60) days, upon conversion of the Senior A Preferred Shares that are registered in its name. Mr. Taylor is the Managing General Partner of K - K Realty.

(11) Mr. and Mrs. Miller have beneficial ownership of (i) zero (0) outstanding Common Shares and (ii) 33,300 Common Shares which they have the right to acquire within sixty (60) days, upon conversion of the Senior A Preferred Shares that are registered in their names.

(12) Mr. McCauley has beneficial ownership of (i) zero (0) outstanding Common Shares and (ii) 30,304 Common Shares which he has the right to acquire within sixty (60) days, upon conversion of the Senior A Preferred Shares that are registered in his name.

(13) Dr. Masters has beneficial ownership of (i) zero (0) outstanding Common Shares and (ii) 30,303 Common Shares which the Bernard F. Masters Individual Retirement Account (the "Account") has the right to acquire within sixty (60) days, upon conversion of the Senior A Preferred Shares that are registered in the name of the Account.

(14) Mr. Ruyan has beneficial ownership of (i) zero (0) outstanding Common Shares and (ii) 30,303 Common Shares which he has the right to acquire within sixty (60) days, upon conversion of the Senior A Preferred Shares that are registered in his name.

(15) Mr. Evans has beneficial ownership of (i) zero (0) outstanding Common Shares and (ii) 30,300 Common Shares which he has the right to acquire within sixty (60) days, upon conversion of the Senior A Preferred Shares that are registered in his name.

(16) Dr. Dosoretz has beneficial ownership of (i) zero (0) outstanding Common Shares and (ii) 15,151 Common Shares which he has the right to acquire within sixty (60) days, upon conversion of the Senior A Preferred Shares that are registered in his name. He shares voting and dispositive power with his spouse Celia Dosoretz.

(17) Mr. Brown has beneficial ownership of (i) zero (0) outstanding Common Shares and (ii) 10,000 Common Shares which he has a right to acquire within sixty (60) days, upon conversion of the Senior A Preferred Shares that are registered in his name.

(18) Mr. Motto has beneficial ownership of (i) zero (0) outstanding Common Shares and (ii) 8,000 Common Shares which he has the right to acquire within sixty (60) days, upon conversion of the Senior A Preferred Shares that are registered in his name.

(19) Mr. Rogalski has beneficial ownership of (i) zero (0) outstanding Common Shares and (ii) 7,500 Common Shares which he has the right to acquire within sixty (60) days, upon conversion of the Senior A Preferred Shares that are registered in his name.

(20) Mr. Weinstein has beneficial ownership of (i) zero (0) outstanding Common Shares and (ii) 6,061 Common Shares which he has the right to acquire within sixty (60) days, upon conversion of the Senior A Preferred Shares that are registered in his name.

(21) Mr. Brausch has beneficial ownership of (i) zero (0) outstanding Common Shares and (ii) 47,230 Common Shares which he has the right to acquire within sixty (60) days, upon conversion of the Senior A Preferred Shares that are registered in his name.

(22) Mr. Gianinni has beneficial ownership of the one (1) outstanding Common Share which is registered to Datalinc, Ltd. ("Datalinc"). Mr. Gianinni is a fifty percent (50%) owner of Datalinc's General Partner, Integrated Communication Networks, Inc., and, with John F. Kolenda, shares voting and dispositive power of the Common Share that is registered to Datalinc.

(23) Ms. Healy, in her capacity as Vice President of Pecks Management Partners Ltd., a Registered Investment Advisor, ("Pecks Management") may be deemed to have beneficial ownership of the 1,600,000 Common Shares over which Pecks Management exercises beneficial ownership on behalf of certain institutional investors identified in footnote 6. Ms. Healy, in her personal capacity, has no pecuniary or other interest in any securities of the Company.

(24) Mr. Kolenda has beneficial ownership of the one (1) outstanding Common Share registered to Datalinc, Ltd. ("Datalinc"). Mr. Kolenda is a fifty percent (50%) owner of Datalinc's General Partner, Integrated Communication Networks, Inc., and, with Mr. Gianinni, shares voting and dispositive power of the Common Share that is registered to Datalinc.

(25) Mr. Patterson has beneficial ownership of (i) zero (0) outstanding Common Shares and (ii) 75,757 Common Shares which Blue Chip / Datalinc Corporation ("BC/DC") has the right to acquire within sixty (60) days, upon conversion of the Senior A Preferred Shares that are registered to it. Mr. Patterson shares, with John H. Wyant, voting and dispositive power, of the securities that are registered to BC/DC, with John H. Wyant.

(26) Mr. Rinaldi has beneficial ownership of zero (0) outstanding Common Shares and a right to acquire beneficial ownership of 15,152 Common Shares within sixty (60) days, upon conversion of the Senior A Preferred Shares that are registered in his name and the name of h is spouse, Anne M. Rinaldi, with whom he shares voting and dispositive power.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     JOSEPH F. BERT - Mr. BERT is the principal founder and the majority shareholder of Certified Financial Group, Inc. ("CFG"), a company that through its affiliates provides financial planning, investment advice, and insurance related services. CFG's affiliate CFG Securities Corp., a member of the National Association of Securities Dealers, Inc. ("CFG Securities") was engaged to sell limited partnership interests in connection with the private offerings of Datalinc's Series 200, 300, 300E1 and 300E2 Limited Partnership Units, and Fastcom's Series 100 and Series 200 Limited Partnership Units. In consideration of such services, CFG received options to acquire an aggregate 4% limited partnership interest in Datalinc for $1, and an aggregate 2.171% limited partnership interest in Fastcom, for $240,000.

     J. JEFFREY BRAUSCH - Mr. Brausch entered into a Professional Services Agreement with the Company, in January 1998 (the "Services Agreement"). Pursuant to the Services Agreement, Mr. Brausch received $30,000 for consulting services to the Company from July 1997 to December 1997, in connection with the private placement of the Senior A Preferred Shares. Commencing January 1998, Mr. Brausch will be paid $4,166.67 per month, for a period of thirty-six (36) months, for on going general consulting services to the Company. In addition the Services Agreement also provides for payments to Mr. Brausch in connection with a three-phase program, for which he will receive $40,000 for the first phase, $80,000 for the second phase, and $80,000 for the third phase. Payment for phases one (1) and two (2) were made to Mr. Brausch on January 26, 1998. Payment for phase three (3) will be spread out over 36 monthly payments of $2,222.22.

     Z. DAVID PATTERSON - Mr. Patterson has served, since 1992, as the Executive Vice President, Treasurer and Secretary of Blue Chip Venture Company ("Blue Chip Venture"), the General Partner of Blue Chip Capital Fund Limited Partnership, a $44 million, Cincinnati-based venture capital fund which specializes in growth equity investment in privately owned companies located primarily in the Mid-west ("Blue Chip Capital Fund"). Blue Chip / Datalinc Corporation, a wholly-owned subsidiary of Blue Chip Capital, is a Delaware corporation, originally organized as an Ohio corporation in February 1992, for the sole purpose of providing financing to Datalinc.

     In April 1993 and September 1993, Blue Chip entered into agreements with Datalinc, its General Partner, and Messrs. Kolenda and Gianinni,, pursuant to which Blue Chip purchased shares of Series 300 Limited Partnership Units in Datalinc, and in exchange therefore, Blue Chip received certain rights, interests, and preferences from Messrs. Kolenda and Gianinni, and from Datalinc's General Partner, with respect to its interest in, and management of Datalinc (the "First and Second Agreements," respectively). The First and Second Agreements were amended in August 1997 to make certain agreements in connection with the Reorganization (the "Third Agreement"). The Agreements were amended again in January 1998 to make certain modifications thereto, and to make certain new agreements in contemplation of the Company's sale of its Notes and its Senior A and Senior B Preferred Shares.

     Also in August 1997, Blue Chip Capital Fund provided the Company with a guarantee of a $300,000 bridge loan, pursuant to which the Company agreed to issued to Blue Chip Capital Fund warrants for the purchase of Common Shares if the bridge loan was not fully discharged on or before October 31, 1997, which it was not. Accordingly, on January 26, 1998, the Company entered into a warrant agreement to issue to Blue Chip Capital Fund warrants for the purchase, at any time until January 27, 2001, up to an aggregate of 67,333 Common Shares at an exercise price of $0.002 per share.

     VINCENT D. RINALDI - Mr. Rinaldi is a director of the Company as well as the CEO and Chairman of the Board of Information Leasing Corporation, an Ohio corporation ("ILC"). In November of 1995, Fastcom entered into an agreement with Information Leasing Corporation ("ILC") pursuant to which ILC leases certain

Network equipment, including radio equipment and personal earth stations, to THRUCOMM. The Company subleases such equipment to its customers through ISA's, as described under "Customer Equipment Financing" in Item 1 of Part I of this Report. The Company guarantees the ISA's to ILC and ILC in turn uses such ISA's as collateral for the leases and equipment.

     As of December 31, 1996, ILC had no equity interests in Fastcom, but as of April 30, 1997, ILC had acquired the .905% equity interest in Fastcom (from Datalinc's limited partnership interest in Fastcom), based upon the financing of at least $1 million of equipment through ILC leases. ILC financed approximately $1,310,000 and $750,000 of Network equipment in 1997 and 1996, respectively. ILC transferred such .905% interest to Vincent Rinaldi and two of his associates. ILC is entitled to an additional .4525% for each $3 million of equipment financed thereafter, up to a total of 4.525% of the equity of Fastcom or its successors. ILC was acquired in stock-for-stock merger by Provident Bancorp, Inc. in December, 1996. ILC is now wholly-owned subsidiary of Provident Bancorp, Inc.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)     INDEX TO EXHIBITS

     The following exhibits are filed with or incorporated by reference in this Registration Statement:

EXHIBIT NO.    DESCRIPTION OF EXHIBIT

2.1 Agreement and Plan of Reorganization, by and among Datalinc, Ltd., Fastcom, Ltd. and Thrucomm, Inc., dated August 26, 1997.*

3.1            Articles of  Incorporation  of Thruco,  Inc.*

3.2 Articles of Amendment to Articles of Incorporation of Thruco, Inc., changing the corporate name to Thrucomm, Inc.*

3.3 Articles of Amendment to Articles of Incorporation of Thrucomm, Inc., filing Certificates of Designation of Preferred Stock.**

3.4            Certificate   of   Designation   of  the   Series,   Preferences,
               Limitations and Relative Rights of the Series A-P Mandatory Convertible Preferred Stock.**

3.5            Certificate   of   Designation   of  the   Series,   Preferences,
               Limitations   and   Relative   Rights  of  the  Series  A  Senior
               Convertible Preferred Stock.**

3.6            Certificate   of   Designation   of  the   Series,   Preferences,
               Limitations   and   Relative   Rights  of  the  Series  B  Senior
               Convertible Preferred Stock.**

3.7            By-laws  of   Thrucomm,   Inc.**

10.1           Agreement   by  and  between  Blue   Chip/Datalinc   Corporation,
               Integrated Communication Networks, Inc., John F. Kolenda, Mark J. Gianinni and Datalinc, Ltd., dated as of September 1, 1993.*

10.2 Amendment to Agreement by and between Blue Chip/Datalinc Corporation, Integrated Communication Networks, Inc., John F. Kolenda, Mark J. Gianinni and Datalinc, Ltd., dated September 1, 1993.*

10.3 Agreement by and among Thrucomm, Inc., Blue Chip/Datalinc Corporation, Integrated Communications Networks, Inc., John F. Kolenda, Mark J. Gianinni and Datalinc, Inc., dated August 27, 1997.*

10.4           Option Agreement by and between Datalinc, Ltd. and CFG Securities
               Corp.*

10.5 Managing Dealer Agreement by and between Fastcom, Ltd. and CFG Securities Corp., dated as of April 24, 1996.*

EXHIBIT NO.    DESCRIPTION OF EXHIBIT

10.6           Agreement  by  and  between  Information   Leasing   Corporation,
               Datalinc, Ltd. and Fastcom, Ltd., dated as of September 6, 1995.*

10.7           Master  Lease  Agreement  by  and  between   Information  Leasing
               Corporation, Datalinc, Ltd. and Fastcom, Ltd., dated as of November 7, 1995.*

10.8           Payment   Agreement  by  and  between  Fastcom,   Ltd.  and  Nova
               Engineering dated July 25, 1997.*

10.9 Form of Employment Agreement by and among Thrucomm, Inc. and Messrs. Kolenda and Gianinni.*

10.10          Incentive and Non-Statutory Stock Option Plan.*

10.11          Non-Employee Directors Non-Statutory Stock Option Plan.*

10.12 Datalinc's $300,000 Line of Credit with United Bank and Trust Co., dated as of October 3, 1994.*

10.13          Industrial  Lease  Agreement  between   Industrial   Developments
               International, Inc. and Datalinc-I, Ltd., dated as of April 15, 1991.*

10.14          Third  Lease   Amendment  by  and  between  Duke  Realty  Limited
               Partnership and Thrucomm, Inc. dated January 27, 1998.**

10.15 Agreement by and among Thrucomm, Inc., Blue Chip/Datalinc Corporation, Integrated Communications Networks, Inc., John F. Kolenda, Mark J. Gianinni and Datalinc, Inc., dated January 26, 1998.**

10.16 Warrant Agreement by and between Thrucomm, Inc. and Blue Chip Capital Fund Limited, dated January 26, 1998.**

10.17 Stock Purchase Agreement by and among Thrucomm, Inc. and Declaration of Trust for Defined Benefit Plans of ICI American Holdings, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., Delaware State Employees' Retirement Fund, and J. W. Family Foundation, dated January 26, 1998.**

10.18          Professional Services Agreement by and between Thrucomm, Inc. and
               J. Jeffrey Brausch, dated January 19, 1998.**

10.19 Maintenance Service Agreement by and between Thrucomm, Inc. and Dictaphone Corporation dated August 13, 1996 **

27             Financial Data Schedule.

    * Exhibit incorporated by reference from the Company's Registration Statement on Form S-4, effective September 3, 1997.
    **  Exhibit filed herewith.

(B)     REPORTS ON 8-K
        None.

                                 THRUCOMM, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






To the Board of Directors and
Shareholders of Thrucomm, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Thrucomm, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Tampa, Florida
February 27, 1998

THRUCOMM, INC.
BALANCE SHEETS
                                                             December 31,
                                                          1996          1997
  Assets
Cash and cash equivalents                              $   36,741    $  178,365
Trade accounts receivable                                 588,291       329,479
Inventories                                               281,550       204,526
Other receivables                                          62,025         5,686
Prepaid and other current assets                           36,532         2,340
                                                       ----------    ----------
  Total current assets                                  1,005,139       720,396

Property and equipment, net                             2,445,840     2,728,918
Other long-term receivables                                10,000         9,500
Other assets and deposits                                  90,405       207,550
                                                       ----------    ----------
                                                       $3,551,384    $3,666,364
                                                       ==========    ==========
 Liabilities and Shareholders' Equity

Accounts payable and accrued expenses                  $1,187,165    $3,332,654
Debt due within one year                                  746,152     1,501,595
Capital lease obligations due within one year             356,668       587,513
                                                       ----------    ----------
  Total current liabilities                             2,289,985     5,421,762

Long-term debt                                              5,208        15,976
Deposit from investor                                           -       250,000
Long-term capital lease obligations                       867,949       784,302
                                                       ----------    ----------
  Total liabilities                                     3,163,142     6,472,040
                                                       ==========    ==========
Commitments and contingencies (Note 8)
Series A senior convertible preferred stock, $.001 par
value, 1,666,667 shares authorized, no shares issued
and outstanding (Note 12)                                       -             -
Series B senior convertible preferred stock, $.001 par
value, 2,200,000 shares authorized, no shares issued
and outstanding (Note 12)                                       -             -
Preferred stock, $.001 par value,  25,000,000 shares
authorized (Note 7)
Common stock, no par value, 100,000,000 shares
authorized, 1 share issued                                      -             -
 and outstanding                                                 1            1
Additional paid in capital                               8,186,404    8,363,755
Warrants outstanding (Note 5)                                    -      130,000
Accumulated deficit                                     (7,798,163) (11,299,432)
                                                        ----------  -----------
  Total shareholders' equity                               388,242  ( 2,805,676)
                                                        ----------   ----------
                                                        $3,551,384   $3,666,364
                                                        ==========   ==========



                 The accompanying Notes to Financial Statements
              are an integral part of these financial statements.

THRUCOMM, INC.
STATEMENTS OF OPERATIONS
                                          For the year ended December 31,
                                           1995        1996        1997
Revenues:
 Network access fees                    $1,701,591  $2,163,545  $2,375,963
 VSAT/PES sales                            120,587   3,131,810      21,600
 Other equipment sales and                 346,559     557,860     520,023
   installation fees
                                        ----------  ----------  ----------
  Total revenues                         2,168,737   5,853,215   2,917,586
                                        ==========  ==========  ==========

Operating expenses:
 Cost of services provided               1,170,600   1,349,499   2,695,240
 Cost of equipment sales and               285,054   3,315,001     336,181
   installation fees
 Selling, general and administrative     1,217,519   1,969,086   2,034,386
 Research and development                  278,426     364,977     274,810
 Depreciation                              352,085     579,367     854,759
                                        ----------  ----------  ----------
  Total operating expenses               3,303,684   7,577,930   6,195,376
                                        ==========  ==========  ==========

Loss from operations                    (1,134,947) (1,724,715) (3,277,790)

Interest expense                          (108,381)   (166,122)   (223,479)
                                        ----------  ----------  ----------

Loss before income tax benefit          (1,243,328) (1,890,837) (3,501,269)
Income tax benefit                               -           -           -
                                        ----------  ----------  ----------
Net loss                               $(1,243,328)$(1,890,837)$(3,501,269)
                                        ==========  ==========  ==========

Basic net loss per share (Note 2)      $(1,243,328)$(1,890,837)$(3,501,269)
Weighted average shares outstanding              1           1           1



















                 The accompanying Notes to Financial Statements
              are an integral part of these financial statements.

THRUCOMM, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Additional
                 Common  Prefered Paid in     Warrants   Accumulated
                 Stock   Stock    Capital     Outstnding Deficit    Total

Balance at       $   -   $   -    $ 5,717,275 $     -   $(4,663,998)$ 1,053,277
December 31, 1994

Net loss                                                 (1,243,328) (1,243,328)
Equity contributions         -        333,600                           333,600
                 -------- -------- ---------- --------- -----------  ----------

Balance at           -       -      6,050,875       -    (5,907,326)    143,549
December 31, 1995

Net loss                                                 (1,890,837) (1,890,837)
Equity contributions 1       -      2,017,500                         2,017,501
Original Management
  Incentive Plan             -         41,000                            41,000
  Options associated
  with Series N
  preferred shares           -         77,029                            77,029
                 -------- -------- ---------- --------- -----------  ----------


Balance at           1       -      8,186,404        -   (7,798,163)    388,242
December 31, 1996

Net loss                                                 (3,501,269) (3,501,269)
Debt issue costs associated
  with Series O preferred
  shares                     -        132,000                           132,000
Termination of Original
  Management Incentive Plan  -        (41,000)                          (41,000)
Establishment of 1997
  Management Incentive Plan  -          1,100                             1,100
Step up in fair value
  associated with Series I
  preferred shares           -         85,251                            85,251
Warrants issued to shareholder                  130,000                 130,000
                 -------- -------- ---------- --------- -----------  ----------

Balance at       $   1    $  -     $8,363,755 $ 130,000$(11,299,432)$(2,805,676)
December 31, 1997======== ======== ========== ========= ===========  ==========










                 The accompanying Notes to Financial Statements
              are an integral part of these financial statements.

THRUCOMM, INC.
STATEMENTS OF CASH FLOW
                                            1995          1996         1997
Cash flows from operating activities:
 Net loss                               $(1,243,328)  $(1,890,837) $(3,501,269)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                              352,085       579,367      854,759
  Non-cash research and development (Note 2)      -             -       85,251
  Compensation expense for warrants
   issued to shareholder                          -             -      130,000
  (Increase) decrease in:
   Trade accounts receivable                175,898      (281,491)     258,812
   Inventories                             (665,961)      433,929       77,024
   Other receivables                         45,748       (59,100)      56,839
   Prepaid and other current assets          (8,856)       10,930       34,192
   Other assets and deposits                  1,111       (42,769)      33,322
  Increase in accounts payable and
   accrued expenses                         745,486       240,969    2,145,489
                                          ---------     ---------    ---------
   Net cash provided by (used in)
    operating activities                   (597,817)   (1,009,002)     174,419
                                          ---------     ---------    ---------
Cash flows from investing activities:
 Acquisitions of property and equipment    (194,156)     (781,792)    (553,899)
                                          ---------     ---------    ---------
   Net cash used in investing activities   (194,156)     (781,792)    (553,899)
                                          ---------     ---------    ---------
Cash flows from financing activities:
 Proceeds from equity contributions         333,600     2,017,500            -
 Deposit from investor (Note 12)                  -             -      250,000
 Additions to debt                          840,000       638,280      904,735
 Reductions in debt and capital lease
  obligations                              (316,394)     (890,190)    (574,631)
 Debt issue costs                                 -       (15,884)     (59,000)
                                          ---------     ---------    ---------
   Net cash provided by financing
    activities                              857,206     1,749,706      521,104
                                          ---------     ---------    ---------
Net increase (decrease) in cash and cash
  equivalents                                65,233       (41,088)     141,624
Cash and cash equivalents, beginning of
  year                                       12,596        77,829       36,741
                                          ---------     ---------    ---------
Cash and cash equivalents, end of year $     77,829   $    36,741  $   178,365
                                          =========     =========    =========
Supplemental cash flow information:
 Capital lease obligations entered into$    202,394   $   949,396  $   583,305
                                          =========     =========    =========
 Non-cash debt issue costs             $          -   $         -  $   132,000
                                          =========     =========    =========
 Interest paid, net of capitalized     $    108,000   $   152,000  $   227,000
   amount                                 =========     =========    =========
 Income taxes paid                     $          -   $         -  $         -
                                          =========     =========    =========

                 The accompanying Notes to Financial Statements
              are an integral part of these financial statements.

THRUCOMM, INC.
NOTES TO FINANCIAL STATEMENTS
1.   THE COMPANY:

     Thrucomm, Inc. (the "Company") was formed through a business reorganization between two Florida partnerships, Fastcom, Ltd. ("Fastcom") and Datalinc, Ltd. ("Datalinc"). Datalinc and Fastcom's general partners are Integrated Communications Networks, Inc. ("ICN") and Fastcom Management, Inc. ("FMI"), respectively, both of which are Florida Corporations. Voting common stock held by Datalinc.

     The Company offers two complementary services. The first service provides customers with a wireless digital communications network (the "Network") designed to meet the needs of the electronic funds transfer ("EFT") industry. The Network transmits authorization requests for debit and credit cards at point of sale locations, automated teller machines and similar transactions. The Network is based upon the Company's proprietary radio technology and is designed to displace current "terrestrial" carriers, primarily telephone companies, by providing better performance and, for certain users, a significantly lower-cost alternative to terrestrial delivery systems. Fastcom was formed in March 1994 to develop, install and operate the Network, formerly identified as DATAPAC or THRUCOMM.

     The second service provides customers with a satellite-based communication to a variety of large corporate accounts with data centers based in Ohio, Kentucky and Indiana. The Company owns and operates a satellite communication hub (the "Hub") located in Cincinnati, Ohio. A Hub links centralized computers, located in the headquarters of a business with other computers and data processing devices located elsewhere in remote offices or stores. Data is transmitted to the Hub via small satellite antenna dishes. The Hub system is used for a variety of functions, such as verification of credit card transactions, order entry and inventory management. The Hub has been in operation since November 1991.

     REORGANIZATION AGREEMENT
     The Reorganization Agreement (the "Agreement") established the combination of the businesses of Datalinc and Fastcom through a tax-free incorporation of their assets and liabilities into a single corporate entity, Thrucomm, Inc. On November 1, 1997, pursuant to the Agreement, Datalinc and Fastcom transferred all of their rights, title and interests in their assets and liabilities to Thrucomm. In the exchange, Datalinc received one (1) share of each series of Thrucomm's Mandatory Convertible Preferred Stock ("MC Preferred Stock"), Series A-G, and Fastcom received one (1) share of each series of Thrucomm's Mandatory Convertible Preferred Stock, Series H-P. The Series K preferred stock is currently reserved and has not been issued and is not outstanding at December 31, 1997. The MC Preferred Stock will be held by Datalinc and Fastcom until Mandatory Conversion (as defined in the Agreement) at which time the MC Preferred Stock will be converted into shares of Thrucomm's common stock.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ACCOUNTING TREATMENT OF REORGANIZATION
     The reorganization was accounted for as a transaction among parties considered to be under common control and treated similar to a pooling of interest except for Fastcom's Series 100EA Units (Series I), which are treated as a purchase. Accordingly, historical cost basis was used for all

THRUCOMM, INC.
NOTES TO FINANCIAL STATEMENTS

     Datalinc Investors and Datalinc's interest in Fastcom. The historical basis of the Fastcom Series 100EA Units have been stepped up to its fair market value of $85,251 to reflect the purchase accounting treatment of these minority interests in Fastcom. The $85,251 was subsequently expensed as research and development and is included in the statement of operations.

     USE OF ESTIMATES

     The Company prepares its financial statements in conformity with generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclose contingent assets and liabilities at the date of the financial statements and report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     INVENTORIES

     Inventories are comprised of component parts, equipment and supplies used in the installation and sale of remote Very Small Aperture Terminals (VSATs) and Personal Earth Stations (PESs) at customer locations and equipment utilized in the Network. Inventories are valued at cost determined on the specific identification basis.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. The Company changed its depreciation method from the double declining balance method to the straight-line method for all asset acquisitions after January 1, 1997, to better match the expenses incurred with the revenues being generated. All assets acquired prior to January 1, 1997 remain depreciated under the double declining balance method. Depreciation is charged over the estimated useful lives of the assets ranging from three to thirty-nine years. Costs of additions and betterments are capitalized, and repairs and maintenance are charged to expense as incurred. Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statement of operations.

     OTHER ASSETS

     Other assets include deposits, debt issue costs and organization costs. Debt issue costs are amortized over the life of the loan using the effective interest rate method. Amortization costs of $40,533 were recorded as interest expense for the year ended December 31, 1997.

     RESEARCH AND DEVELOPMENT COSTS
     Expenditures for research, development and engineering of products are expensed as incurred.

THRUCOMM, INC.
NOTES TO FINANCIAL STATEMENTS

     MAJOR CUSTOMERS

     The Company had four major customers which accounted for approximately $580,000, $522,000, $496,000 and $324,000 of sales for the year ended
     December 31, 1997; two major customers which accounted for approximately $3,725,000 and $858,000 of sales for the year ended December 31, 1996; and three major customers which accounted for approximately $926,000, $608,000 and $459,000 of sales for the year ended December 31, 1995.

     VALUATION ASSESSMENT OF LONG-LIVED ASSETS

     Management continuously reviews the value of the Company's long-lived assets and records necessary adjustments to the asset's carrying value in the event the asset becomes impaired. If an asset is determined to be impaired, a loss is recognized in the statement of operations. No assets were considered impaired as of December 31, 1997.

     EARNINGS PER SHARE

     Although the Company has one share of common stock outstanding during 1997, pro forma earnings per share was calculated for the periods presented in accordance with FAS 128, "Earnings per Share." On December 31, 1997, the Board of Directors determined that the Preferred Stock outstanding would convert to 6,733,333 common shares based on the pending Senior Preferred Series A and Series B transaction that closed subsequent to year end. However, 67,333 shares are reserved for the warrants issued to a shareholder (Note 5) and are not included in basic loss per share. Pro forma basic loss per shares was ($.19), ($.28) and ($.53) for the year ended December 31, 1995, 1996 and 1997, respectively, assuming 6,666,001 weighted average shares were outstanding during each period.

     Diluted loss per share is not presented as it is anti-dilutive.

     INCOME TAXES

     The predecessor partnerships were not subject to income tax prior to the transfer of net assets to Thrucomm on November 1, 1997.

     The provisions for income taxes include Federal and State income taxes currently payable and deferred income taxes. Deferred income taxes are determined based on the difference between the book and tax basis of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse.

3.   INVENTORIES:

                                                     DECEMBER 31,
                                                  1996           1997
Satellite equipment                            $  130,332     $   27,851
Transmission equipment                            142,054        160,386
Materials and supplies                              9,164         16,289
                                                ---------      ---------
                                               $  281,550     $  204,526
                                                =========      =========

THRUCOMM, INC.
NOTES TO FINANCIAL STATEMENTS

4.     PROPERTY AND EQUIPMENT:


                                                     DECEMBER 31,
                                                  1996           1997
Hub and network equipment installed          $ 3,665,759    $ 4,759,822
Software                                         101,516        111,504
Leasehold Improvements                           137,274        137,274
Furniture and equipment                          275,138        308,760
Construction in progress                         479,723        479,887
                                               ---------      ---------
                                               4,659,410      5,797,247
Less accumulated depreciation
  and amortization                            (2,213,570)    (3,068,329)
                                               ---------      ---------
                                             $ 2,445,840    $ 2,728,918
                                               =========      =========




Hub and network equipment of approximately $2,058,000 and $1,572,000 at December 31, 1997 and 1996, respectively, is equipment under capital lease. Accumulated amortization for such equipment approximated $952,000 and $411,000 at December 31, 1997 and 1996, respectively. Depreciation expense was $854,759, $579,367 and $352,085 for the years ended December 31, 1997, 1996 and 1995, respectively.

5.     DEBT:
                                                            December 31,
                                                          1996        1997
Revolving line of credit; interest rate at prime
 plus .75% (10.12% at December 31, 1997); interest
 payments due monthly; collateralized by equipment,
 inventory, accounts receivable and life insurance
 policies of key executives of Company; due on demand
(see Note 12).                                         $   293,000  $  293,000

Bank line of credit; interest rate at prime plus .75%
 (10.12% at December 31, 1997); due December 31, 1997;
 interest payments due monthly; guaranteed by the
 Company, collateralized by inventory, accounts
 receivable, equipment and life insurance policies of
 key executives of the Company (see Note 12).              321,289     600,000

Bank term loan; interest rate at prime plus .75%
 (10.12% at December 31, 1997); due January 22, 1998;
 interest payments due monthly; guaranteed by a related
 party; collateralized by equipment, inventory and
 accounts receivable, and life insurance policies of key
 executives of the Company (see Note 12).                  120,000     491,000

Blue Chip term loan; interest rate at 15%; interest
 and principal due at December 31, 1997 (see Note 12).           -     100,000

Commercial loan; interest rate at 10%; collateralized by
 equipment, inventory, accounts receivable and life
 insurance policies on key employees of Company; $1,219
 principal and interest payments due monthly;
 due January 24, 2000.                                           -      28,361

Equipment loan; interest rate at prime plus .75%
 (10.12% at December 31, 1997); interest payments due
 monthly; guaranteed by equipment purchased; due
 May 3, 1998; $990 principal payments due monthly.          17,071       5,210
                                                         ---------   ---------
  Total debt                                               751,360   1,517,571
  Less debt due within one year                           (746,152) (1,501,595)
                                                         ---------   ---------
  Long-term debt                                       $     5,208 $    15,976
                                                         =========   =========
Capital lease obligations, at varying rates of
 imputed interest from 8% to 13%                       $ 1,224,617 $ 1,371,815

Less capital lease obligations due within one year        (356,668)   (587,513)
                                                         ---------   ---------
Long-term capital lease obligations                    $   867,949 $   784,302
                                                         =========   =========

During 1997, the Company entered into an agreement with Blue Chip/Datalinc Corporation ("Blue Chip") whereby Blue Chip would provide a guarantee for the Company's line of credit in exchange for an $8,000 consulting fee. In the event that the Company's guarantee was not fully discharged by October 31, 1997, Blue Chip would receive $3,000 per month plus warrants to purchase a 1% interest in the Company exercisable within three years. As the guarantee was not discharged during 1997, Blue Chip became fully vested in its warrant and the Company

THRUCOMM, INC.
NOTES TO FINANCIAL STATEMENTS

recorded a $130,000 charge for the value of the warrant based on the fair value of the Company. The warrant is exercisable for 67,333 shares of common stock at an exercise price of $.002 per share. The warrant expires on January 27, 2001.

Included in the Company's capital lease obligations at December 31, 1997 and 1996, respectively, is $1,084,000 and $863,000 of equipment subleased to a customer under an operating lease and integrated services agreement.

Scheduled principal repayments on debt and minimum future capital lease payments for the next five years and thereafter are as follows:


                                                                    OBLIGATIONS
                                                                   UNDER CAPITAL
                                                   DEBT               LEASES
YEAR ENDING
DECEMBER 31,

1998                                           $1,501,595           $  709,419
1999                                               14,857              622,819
2000                                                1,119              225,226
2001                                                    -
                                                ---------            ---------
  Total                                        $1,517,571           $1,557,464
                                                =========


Less amount representing interest on obligations
under capital leases
  Total                                                               (185,649)
                                                                     ---------
                                                                    $1,371,815
                                                                     =========


6.   INCOME TAXES:

     Prior to the reorganization on November 1, 1997, the Company's business operated in the form of two partnerships for federal and state income tax purposes. Therefore, all income and losses prior to that date were taxed at the partner level and no provision for income taxes was recorded.

     As a result of the reorganization on November 1, 1997, the tax status of the Company changed to a taxable entity. No provision for income taxes was recorded for the two months ended December 31, 1997, as the Company generated operating losses.

     Deferred tax assets and deferred tax liabilities reflect the tax effect of the following differences between financial statements carrying amounts and tax bases of assets and liabilities:

THRUCOMM, INC.
NOTES TO FINANCIAL STATEMENTS

                                                              DECEMBER 31,
                                                                 1997
     Deferred tax assets:
     Depreciation                                             $   736,970
     Net Operating loss carryforwards                             361,260
                                                                ---------
                                                                1,098,230


     Less valuation allowance                                  (1,098,230)
                                                                ---------
         Total                                                 $        -
                                                                =========

     A valuation allowance has been provided as management believes it is more likely than not that the deferred tax asset will not be realized.

     No pro forma provision for income taxes is presented for the periods ended December 31, 1995 and 1996 and the ten months ended October 31, 1997 as there were operating losses at both partnerships and any benefit generated would have been fully reserved. The effective tax rate for these periods would have been 38%.

                                                                       1997

     Tax benefit at U. S. Federal Statutory tax rates (12 months)  $(1,190,431)
     State income tax benefit, net of federal (12 months)             (140,050)
     Tax benefits attributable to losses recognized for book
       purposes in periods that Company operated as
       non-taxable entities (10 months)                                991,300
     Benefit of deferred tax assets at date of
       reorganization (10 months)                                     (759,049)
       Valuation allowance                                           1,098,230
                                                                     ---------
     Benefit for income taxes                                       $        -
                                                                     =========

     The Company has net operating loss carryforwards for income tax purposes subject to certain carryforward limitations of approximately $951,000 at December 31, 1997 expiring through 2012. Under the Internal Revenue Code, if certain substantial changes in the Company's ownership occur, there are annual limitations on the utilization of loss carryforwards.

7.   PREFERRED STOCK:

     Thrucomm is authorized to issue 25,000,000 shares of $.001 par value preferred stock with such designation, rights and preferences as may be determined by Thrucomm's Board of Directors. Additionally, Thrucomm's board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the common stockholder's voting power or other rights. The Board of Directors has authorized 16 shares of preferred stock to be mandatorily convertible and are designated as Series A-P. Series A through P (except Series K which is reserved) are issued and outstanding as follows:

THRUCOMM, INC.
NOTES TO FINANCIAL STATEMENTS
                                        December 31,
                      Issued and  1996             Issued and  1997
                      Outstanding Par              Outstanding Par
                      Shares      Value   APIC     Shares      Value   APIC
 Series A - series 100    1     $     - $1,632,000     1      $    - $1,632,000
 Series B - series 200    1           -  1,027,952     1           -  1,027,952
 Series C - series 300    1           -    654,433     1           -    654,433
 Series D - series 300E1  1           -  1,110,889     1           -  1,110,889
 Series E - series 300E2  1           -    956,791     1           -    956,791
 Series F - CFG           1           -    261,067     1           -    261,067
 Series G - ICN           1           -          -     1           -          -
 Series H - series 100    1           -    414,600     1           -    414,600
 Series I - series 100EA  1           -          -     1           -     85,251
 Series J - series 200    1           -  1,936,500     1           -  1,936,500
 Series K - series 300    0           -          -     0           -          -
 Series L - Datalinc      1           -     74,143     1           -     74,143
 Series M - MIP           1           -     41,000     1           -      1,100
 Series N - CFG           1           -     77,029     1           -     77,029
 Series O - ILC           0           -          -     1           -    132,000
 Series P - FMI           1           -          -     1           -          -
                      --------   ------  ---------  -------   ------  ---------
                         14     $     - $8,186,404    15     $     - $8,363,755
                      ========   ======  =========  =======   ======  =========

     THE CONVERSION FEATURE

     The MC Preferred Stock shall be mandatorily convertible into 6,666,000 shares of common stock ("Underlying Shares") upon the earliest to occur of one of the following events: (i) the completion of an initial public offering (an "IPO"), (ii) the sale of all or substantially all of the assets (a "Sale"), (iii) the merger into a non-affiliated entity, whereby the Company is not the surviving entity (a "Merger"), or (iv) the sale of one-third or more of the equity interests in Thrucomm, in a single transaction, to one or more investors, (collectively, the "Mandatory Conversion Events"). The "sale of all or substantially all of the assets of Thrucomm" is defined in the Reorganization Agreement as the sale of at least 80% of Thrucomm's assets.

     The precise number of Underlying Shares that will be issued to each individual series of MC Preferred Stock upon Mandatory Conversion is not presently ascertainable, because the number of Underlying Shares will vary depending upon the Conversion Value of Thrucomm in the Mandatory Conversion event. The Board of Directors of Thrucomm have developed a formula for allocating the conversion value of Thrucomm to Fastcom and Datalinc in a Mandatory Conversion Event. In any Mandatory Conversion Event, the minimum conversion value of Thrucomm shall not be less than $20 million and it will be allocated to Datalinc and Fastcom in the manner prescribed by the Formula (as defined), known respectively as the "Datalinc Value" and "Fastcom Value."

THRUCOMM, INC.
NOTES TO FINANCIAL STATEMENTS

     RIGHTS AND PREFERENCES OF SERIES A-P PREFERRED STOCK UPON MANDATORY CONVERSION

     SERIES A
     --------
     The Series A shall be convertible into a number of Underlying Shares equal to (i) the Earned Preferred Returns of the Series A (as defined), plus (ii) 18.921% of (a) the difference, if any, of the Datalinc Value minus the Earned Preferred Returns of the Series A-E (as defined) and (b) the remainder of Datalinc's share of the Fastcom Value.

     SERIES B
     --------
     The Series B shall be convertible into a number of Underlying Shares equal to (i) the Earned Preferred Returns of the Series B (as defined), plus (ii) 8.642% of (a) the difference, if any, of the Datalinc Value minus the Earned Preferred Returns of the Series A-E, and (b) the remainder of Datalinc's share of the Fastcom Value.

     SERIES C
     --------
     The Series C shall be convertible into a number of Underlying Shares equal to (i) the Earned Preferred Returns of the Series C (as defined), plus (ii) 5.429% of (a) the difference, if any, of the Datalinc Value minus the Earned Preferred Returns of the Series A-E, and (b) the remainder of Datalinc's share of the Fastcom Value.

     SERIES D
     --------
     The Series D shall be convertible into a number of Underlying Shares equal to (i) the Earned Preferred Returns of the Series D (as defined), plus (ii) 9.137% of (a) the difference, if any, of the Datalinc Value minus the Earned Preferred Returns of the Series A-E, and (b) the remainder of Datalinc's share of the Fastcom Value.

     SERIES E
     --------
     The Series E shall be convertible into a number of Underlying Shares equal to (i) the Earned Preferred Returns of the Series E (as defined), plus (ii) 7.871% of (a) the difference, if any, of the Datalinc Value minus the Earned Preferred Returns of the Series A-E, and (b) the remainder of Datalinc's share of the Fastcom Value.

     SERIES F
     --------
     The Series F shall be convertible into a number of Underlying Shares equal to 4.0% of (i) the difference, if any, of the Datalinc Value minus the Earned Preferred Returns of the Series A-E, and (ii) the remainder of Datalinc's share of the Fastcom Value. This series is for Certified Financial Group, Inc. ("CFG") who was engaged to sell limited partnership interests in Datalinc and Fastcom. As part of their compensation, CFG received options in the partnerships.

THRUCOMM, INC.
NOTES TO FINANCIAL STATEMENTS

     SERIES G
     --------
     The Series G shall be convertible into a number of Underlying Shares equal to 46.0% of (i) the difference, if any, of the Datalinc Value minus the Earned Preferred Returns of the Series A-E, and (ii) the remainder of Datalinc's share of the Fastcom Value.

     SERIES H
     --------
     The Series H shall be convertible into a number of Underlying Shares equal to (i) the Earned Preferred Return of the Series H (as defined), plus (ii) 2.184% of the Fastcom Value.

     SERIES I
     --------
     The Series I shall be convertible into a number of Underlying Shares equal to 0.546% of the Fastcom Value.

     SERIES J
     --------
     The Series J shall be convertible into a number of Underlying Shares equal to (i) the Earned Preferred Return of the Series J (as defined), plus (ii) 10.832% of the Fastcom Value.

     SERIES K
     --------
     The Series K is currently reserved for any new investors.

     SERIES L
     --------
     The Series L shall be convertible into a number of Underlying Shares equal to (i) 79.262% of the Fastcom Value, (ii) minus the sum of any Earned Preferred Returns of the Series H, J, K and M (as defined).

     SERIES M
     --------
     The Series M shall be convertible into Underlying Shares in an amount equal to (i) 0.01% of the Fastcom Value, (ii) plus any Earned Preferred Return of the Series M (as defined).

     SERIES N
     --------
     The Series N shall be convertible into a number of Underlying Shares equal to 2.356% of the Fastcom Value.

     SERIES O
     --------
     The Series O shall be convertible into a number of Underlying Shares equal to 0.982% of the Fastcom Value.

     SERIES P
     --------
     The Series P shall be convertible into a number of Underlying Shares equal to 1.0% of the Fastcom Value.

THRUCOMM, INC.
NOTES TO FINANCIAL STATEMENTS

     LIQUIDATION PREFERENCE

     In the event of any voluntary or involuntary liquidation (as defined) of the Company, the Preferred Stock is entitled to be paid out of the assets of the Company ("Available Assets") prior to any distribution to the Common Stockholders. The liquidation payment (as defined) is based on the Datalinc and Fastcom Liquidation Values (as defined) and allocated accordingly to the respective Preferred Stockholders. In addition to any distribution upon liquidation, the MC Preferred Stock is entitled to receive twenty percent (20%) of the Available Assets otherwise payable to common stockholders. The MC Preferred Stock ranks junior to the Senior A and B Convertible Preferred Stock (Note 12).

     VOTING

     The MC Preferred Stock is entitled to vote with the Common Stockholders on all matters submitted to the Common Stockholders. Additionally, the MC Preferred stock is entitled to one vote for each share of Common Stock that would be issuable upon Mandatory Conversion. Fastcom has given Datalinc its proxy to vote its shares.

     DIVIDENDS

     Prior to Mandatory Conversion, all series of MC Preferred Stock are not entitled to dividends.


8.   COMMITMENTS AND CONTINGENCIES:

     The Company maintains hub and Corporate operations primarily in leased facilities. Thrucomm's rental expense for its facilities was $139,110, $125,328 and $115,593 for the year ended December 31, 1997, 1996 and 1995, respectively, and is included in selling, general and administrative expenses in the statement of operations. The minimum future noncancelable operating lease payments for these facilities are $88,564 in 1998, 1999, 2000, 2001 and 2002.

     Included in one of Thrucomm's lease agreements was a provision that the lessor, Information Leasing Corporation ("ILC"), would receive an ownership interest in the Company, ranging from .982% up to 4.525%, dependent on the dollar amount of equipment financed. A .982% ownership interest will be granted after $1 million of equipment is financed and an additional .4525% ownership interest (up to the maximum of 4.525%) will be granted on a pro rata basis for each additional $3 million financed. No equity ownership will be granted if less than $1 million is leased. As of December 31, 1997, approximately $1,310,000 of equipment had been leased resulting in the lessor having a .982% ownership interest. The cost of this interest was recorded as debt issue costs and is being amortized over the life of the Company's leases, which is three years.

     The Company leases certain operating equipment under an operating lease from third parties. Rental expense for this equipment in the amount of $23,669, $15,456 and $1,288 for the year ended December 31, 1997, 1996 and
     1995, respectively, is included in selling, general and administrative expenses in the statement of operations.

THRUCOMM, INC.
NOTES TO FINANCIAL STATEMENTS

     Pursuant to a purchase agreement between the Company and Blue Chip, Blue Chip has preferential rights which affect the number of shares of Thrucomm common stock to be issued and the right of first refusal to purchase equity interests offered by Thrucomm. The preferential rights also include the right for Blue Chip to be entitled to receive certain distributions, otherwise payable to ICN, providing a return equal to 35% per annum on its capital contribution. This return was frozen in accordance with the debt proceeds received subsequent to year end (Note 12). As of December 31, 1997, Blue Chip's interest totaled $7,200,000. Where defined, ICN has agreed to escrow certain distributions otherwise payable to ICN as an assurance that Blue Chip will receive its specified return. In addition, ICN has agreed to certain restrictions on its right to transfer its interest in the Company. The stockholders of ICN have agreed to elect a nominee to the ICN Board of Directors, place certain restrictions on their right to transfer stock in ICN and to certain employment restrictions. Blue Chip has been granted registration rights in the event the Company or its successor should register its securities under the Securities Act of 1993.

     The Company has entered into employment agreements with its top executives. The employment agreements provide combined base annual salaries of $310,000 with the executives eligible, subject to the discretion of the Board of Directors, for twenty percent bonuses and the Company's stock option plan (Note 9).

9.   STOCK COMPENSATION PLANS:

     The Company's stock option plans authorize the granting of incentive stock options for a total of 200,000 shares of Common Stock to all eligible employees, including officers and employee directors and others who perform services for the Company and with respect to 100,000 shares to non-employee directors. Under the plans, all options cannot be granted at prices not less than market value on the date of grant. Employee options generally vest over a five-year period from the date of the grant, with 40% of the options becoming vested two years after the date of the grant and 20% vesting on each of the next three anniversaries after the date of grant. Non-employee directors vest 20% each year after the date of grant. No options have been granted as of December 31, 1997.

10.  RELATED PARTY TRANSACTIONS:

     The Company is charged, as provided by employment agreements, by officers of the Company for management fees. These charges aggregated $250,000, $314,200 and $272,000 in 1997, 1996 and 1995, respectively, and are included in selling, general and administrative expenses. The Company had non-interest bearing advances to officers of the Company of approximately $0, $200 and $18,000 at December 31, 1997, 1996 and 1995, respectively, which are included in other receivables.

     Life insurance policy premiums on the lives of certain employees of the Company are paid and expensed by the Company. The policies carry $3,250,000 in life insurance benefits and have no cash surrender value at December 31, 1997 and 1996.

THRUCOMM, INC.
NOTES TO FINANCIAL STATEMENTS

     A member of the Company's Board of Director is the president of the Company that engages in certain leasing transactions with the Company. This company has leased approximately $1,310,000 of equipment over the last several years to the Company.

11.   MANAGEMENT INCENTIVE PLAN:

     In July 1997, the Company and the respective key employees terminated the original Management Incentive Plan (the "Plan" or "Original MIP") and replaced it with an alternative plan ("1997 Plan") which provides for a .01% interest in Thrucomm. The employees covered by the 1997 Plan became fully vested during the year. A charge of $1,100 was recorded as compensation expense and is included in selling, general and administrative expenses. The 1997 Plan shares are Preferred Stock- Series M.

12.  SUBSEQUENT EVENTS:

     SENIOR A CONVERTIBLE PREFERRED STOCK

     Thrucomm is authorized to issue 1,666,667 shares of voting $.001 par value Series A Senior Convertible Preferred Stock ("Senior A Preferred Stock"). No shares were issued or outstanding as of December 31, 1997. On January 31, 1998, the Company closed on a $5,500,000 private placement for the Senior A Preferred Stock. The Company received approximately $1,700,000 in cash and entered into an agreement for the remaining $3,800,000 which is to be funded by June, 1998. The agreement is collateralized and held in escrow with the stock of a public company whose value exceeds the monies owed under the agreement. The Senior A Preferred Stock ranks on parity with the Series B Senior Convertible Preferred Stock ("Senior B Preferred Stock") with respect to dividend and asset distributions, but is senior to all other preferred and common shares. The Senior A Preferred Stock also has a $3.30 per share liquidation preference. There is an optional conversion which allows for each share of Senior A Preferred Stock to convert to one share of Common Stock. There is an anti-dilution provision which prevents the Senior A Preferred Stock from becoming diluted if the Company issues any Common Stock at a value less than the Trigger Value (as defined). The
     Senior A Preferred Stock also has a redemption provision requiring the Company to redeem the stock for $5,500,000 if the Company completes an IPO and the Conversion rights are not exercised. During 1997, the Company received $250,000 as a deposit from one of the investors for the Series A Preferred Stock.

     SENIOR B CONVERTIBLE PREFERRED STOCK

     Thrucomm is authorized to issue 2,200,000 shares of voting $.001 par value Series B Senior Convertible Preferred Stock ("Senior B Preferred Stock"). No shares were issued or outstanding as of December 31, 1997. On January 26, 1998, the Company issued 1,600,000 shares in conjunction with the $10,000,000 debt proceeds received. The value of the proceeds received was allocated between the fair value of the Senior B Preferred Stock ($5,280,000) and the debt proceeds ($4,720,000). The Senior B Preferred Stock ranks on parity with the Senior A Preferred Stock with respect to dividend and asset distributions, but is senior to all other preferred and common shares. The Senior B Preferred Stock also has a $.001 per share liquidation preference. There is an optional conversion which allows for

THRUCOMM, INC.
NOTES TO FINANCIAL STATEMENTS

     each share of Senior B Preferred Stock to convert to one share of Common Stock. Additionally, there is an anti-dilution provision which prevents the Senior B Preferred Stock from becoming diluted if the Company issues any Common Stock at a value less than the Trigger Value (as defined). The
     Senior B Preferred Stock also has a redemption provision requiring the Company to redeem the stock for $3,000,000 if the Company completes an IPO and the Conversion rights are not exercised.

     SENIOR SUBORDINATED NOTES

     On January 26, 1998 (the "Closing"), several investors loaned the Company $10,000,000 in cash in exchange for Senior Subordinated Notes ("Senior Notes") and the Senior B Preferred Stock, convertible into 16% of the Common Stock of the Company or 1,600,000 shares, as discussed above.

     The Senior Notes carry a 10% stated interest rate (22.8% implicit interest rate) and are due on January 26, 2005. The Senior Notes require mandatory principal payments on the fifth anniversary of the Closing whereby one-third of the outstanding principal and all accrued interest must be paid. On the sixth anniversary of the Closing, one-half of the outstanding principal and all accrued interest must be paid. The remaining outstanding principal and all accrued interest are due at the end of the term.

     The Senior Notes also contain a Note Put Right whereby on the third anniversary of the Closing if the Company has not completed a Qualifying IPO, then the holders of the Senior Notes may redeem their Notes for the outstanding principal amount. If the Company is unable to pay the redemption price for the Senior Notes or Senior B Preferred Stock, the investors shall return the Senior B Preferred Stock for cancellation in exchange for Convertible Preferred Stock which is convertible into 60% of the fully diluted outstanding shares at the time of issuance.

     The Senior Notes also contain a provision that if, at any time after the Closing, there is a Change of Control (as defined), the outstanding principal and all accrued interest shall become due and payable.

     Interest payments are due quarterly; provided however, that the Company may, until the earlier to occur of a Qualifying IPO or the second anniversary of the Closing, issue Interest Notes together with additional shares of Senior B Preferred Stock. Additionally, for each $1,000 of principal amount issued, the Company will issue Convertible Preferred Stock convertible into .0022% of the fully diluted outstanding shares of the Company.

     In the event, the Senior Notes are not repaid out of the proceeds of a Qualifying IPO within eighteen months of the Closing, the Senior Preferred Stock is convertible into 17% of the fully diluted outstanding shares of the Company. Such equity ownership is increased 1% per month for each month that the Senior Notes remain outstanding to a maximum of 22% (prorated if partially paid down). If all Senior Notes are not redeemed until after the 18th month but before the 24th month, the Company shall issue Convertible Preferred Stock convertible into 3% of the fully diluted outstanding shares at the time of issuance. In the event that the Senior Notes remain

THRUCOMM, INC.
NOTES TO FINANCIAL STATEMENTS

     outstanding after the consummation of a Qualifying IPO, the Company shall issue Preferred Stock convertible into 6% of the fully diluted outstanding shares. In the event the Company has not completed a Qualifying IPO by the 36th month, the Senior Notes may become convertible into 60% of the Company.

     PRO FORMA CAPITALIZATION

     The following table sets forth the actual capitalization of the Company as of December 31, 1997, and the pro forma capitalization after giving effect to the Company entering into the Senior Subordinated Notes and the Senior A and B Preferred Stock as if they had occurred on December 31, 1997. This table should be read in conjunction with the Company's financial statements and related notes.

                                                  As of December 31, 1997
                                                    Actual        Pro Forma
                                                                  as Adjusted
                                                                  (unaudited)

Debt                                             $  1,517,570    $     33,570
Senior Subordinated Notes (1)                                       4,720,000
                                                   ----------      ----------
 Total debt                                         1,517,570       4,753,570
                                                   ----------      ----------

Series A - Senior Convertible Preferred Stock (2)           -       5,500,000
Series B - Senior Convertible Preferred Stock (1)           -       5,280,000
Common stock                                                1               1
Additional paid in capital                          8,363,755       8,363,755
Warrants outstanding                                  130,000         130,000
Accumulated deficit                               (11,299,432)    (11,299,432)
                                                   ----------      ----------

 Total stockholders' equity (deficit)             $(2,805,676)   $  7,974,324
                                                   ==========      ==========

(1) On January 26, 1998, the Company obtained $10,000,000 in loan proceeds from several institutional investors, in exchange for Senior Subordinated Notes and Series B Senior Convertible Preferred Stock for 16% of the Company. The fair value of these proceeds are allocated between the Notes and Senior B Preferred Stock. Following the receipt of the proceeds the Company paid $1,484,000 in debt and approximately $2,800,000 in outstanding payables.

(2) On January 31, 1998, the Company closed on a $5,500,000 private placement for the Senior A Preferred Stock. The Company received approximately $1,700,000 of the offering proceeds in cash and entered into an agreement for the remaining $3,800,000 which is to be funded by June, 1998. As part of the agreement, 440,000 shares of a public company's stock worth approximately $7.5 million are collateralized and held in escrow until the appropriate funds can be forwarded to the Company. The proceeds will be used to further develop the Company's Network.

                                   SIGNATURES

     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 6, 1998

                                   THRUCOMM, INC.


                                   By:  /S/ JOHN F. KOLENDA
                                      -------------------------------
                                      John F. Kolenda,  Secretary,
                                      Chief  Financial Officer,
                                      Chairman of the Board of Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                        DATE


                                    Director
---------------------------
Joseph F. Bert

 /S/ J. JEFFREY BRAUSCH             Director                   April 6, 1998
---------------------------
J. Jeffrey Brausch

 /S/ MARK J. GIANINNI               Director                   April 6, 1998
---------------------------
Mark J. Gianinni

                                    Director
---------------------------
R. Brandon Harrison

 /S/ ELAINE E. HEALY                Director                   April 6, 1998
---------------------------
Elaine E. Healy

 /S/ JOHN F. KOLENDA                Director                   April 6, 1998
---------------------------
John F. Kolenda

                                    Director
---------------------------
Z. David Patterson

 /S/ VINCENT D. RINALDI             Director                   April 3, 1998
---------------------------
Vincent D. Rinaldi

                                INDEX TO EXHIBITS

         The following exhibits are filed with or incorporated by reference in this Report.

EXHIBIT NO.  DESCRIPTION OF EXHIBIT

2.1 Agreement and Plan of Reorganization, by and among Datalinc, Ltd., Fastcom, Ltd. and Thrucomm, Inc., dated August 26, 1997.*

3.1       Articles of Incorporation of Thruco, Inc.*

3.2 Articles of Amendment to Articles of Incorporation of Thruco, Inc., changing the corporate name to Thrucomm, Inc.*

3.3 Articles of Amendment to Articles of Incorporation of Thrucomm, Inc., filing Certificates of Designation of Preferred Stock.**

3.4 Certificate of Designation of the Series, Preferences, Limitations and Relative Rights of the Series A-P Mandatory Convertible Preferred Stock.**

3.5 Certificate of Designation of the Series, Preferences, Limitations and Relative Rights of the Series A Senior Convertible Preferred Stock.**

3.6 Certificate of Designation of the Series, Preferences, Limitations and Relative Rights of the Series B Senior Convertible Preferred Stock.**

3.7       By-laws of Thrucomm, Inc.**

10.1 Agreement by and between Blue Chip/Datalinc Corporation, Integrated Communication Networks, Inc., John F. Kolenda, Mark J. Gianinni and Datalinc, Ltd., dated as of September 1, 1993.*

10.2 Amendment to Agreement by and between Blue Chip/Datalinc Corporation, Integrated Communication Networks, Inc., John F. Kolenda, Mark J. Gianinni and Datalinc, Ltd., dated September 1, 1993.*

10.3 Agreement by and among Thrucomm, Inc., Blue Chip/Datalinc Corporation, Integrated Communications Networks, Inc., John F. Kolenda, Mark J. Gianinni and Datalinc, Inc., dated August 27, 1997.*

10.4      Option  Agreement by and between  Datalinc,  Ltd.  and CFG  Securities
          Corp.*

10.5 Managing Dealer Agreement by and between Fastcom, Ltd. and CFG Securities Corp., dated as of April 24, 1996.*

10.6 Agreement by and between Information Leasing Corporation, Datalinc, Ltd. and Fastcom, Ltd., dated as of September 6, 1995.*

10.7 Master Lease Agreement by and between Information Leasing Corporation Datalinc, Ltd. and Fastcom, Ltd., dated as of November 7, 1995.*

EXHIBIT NO.  DESCRIPTION OF EXHIBIT

10.8 Payment Agreement by and between Fastcom, Ltd. and Nova Engineering dated July 25, 1997.*

10.9 Form of Employment Agreement by and among Thrucomm, Inc. and Messrs. Kolenda and Gianinni.*

10.10     Incentive and Non-Statutory Stock Option Plan.*

10.11     Non-Employee Directors Non-Statutory Stock Option Plan.*

10.12 Datalinc's $300,000 Line of Credit with United Bank and Trust Co., dated as of October 3, 1994.*

10.13     Industrial   Lease   Agreement   between    Industrial    Developments
          International, Inc. and Datalinc-I, Ltd., dated as of April 15, 1991.*

10.14 Third Lease Amendment by and between Duke Realty Limited Partnership and Thrucomm, Inc., dated December ___, 1997.**

10.15 Agreement by and among Thrucomm, Inc., Blue Chip/Datalinc Corporation, Integrated Communications Networks, Inc., John F. Kolenda, Mark J. Gianinni and Datalinc, Inc., dated January 26, 1998.**

10.16 Warrant Agreement by and between Thrucomm, Inc. and Blue Chip Capital Fund Limited, dated January 26, 1998.**

10.17     Stock Purchase  Agreement by and among Thrucomm,  Inc. and Declaration of Trust for Defined Benefit Plans of ICI American Holdings, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., Delaware State Employees' Retirement Fund, and J. W. Family Foundation, dated January 26, 1998.**

10.18 Professional Services Agreement by and between Thrucomm, Inc. and J. Jeffrey Brausch, dated January 19, 1998.**

10.19 Maintenance Service Agreement by and between Thrucomm Inc. and Dictaphone Corporation, dated August 13, 1996.**


     * Exhibit incorporated by reference from the Company's Registration Statement on Form S-4, effective September 3, 1997.

     **   Exhibit filed herewith.